Form 10-Q
period 2011-09-30
Black Elk Energy Offshore Operations, LLC
filed 2011-11-10
CIK 1518909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC’S

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(i)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,129	$18,879
Accounts receivable, net	44,007	26,093
Due from affiliates	272	435
Prepaid expenses and other	31,639	13,123
Derivative assets	20,340	—

TOTAL CURRENT ASSETS	112,387	58,530

OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $91,504 and $55,119 at September 30, 2011 and December 31, 2010, respectively	257,125	123,783

OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $680 and $264 at September 30, 2011 and December 31, 2010, respectively	2,253	1,152

OTHER ASSETS
Debt issue costs, net	9,549	8,871
Derivative assets	7,211	—
Asset retirement obligation escrow receivable	20,348	—
Escrow for abandonment costs	160,986	114,168
Other assets	3,032	—

TOTAL OTHER ASSETS	201,126	123,039

TOTAL ASSETS	$572,891	$306,504

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$67,329	$34,111
Derivative liabilities	—	3,754
Asset retirement obligations	16,514	1,023
Current portion of debt and notes payable	10,357	2,069

TOTAL CURRENT LIABILITIES	94,200	40,957

LONG-TERM LIABILITIES
Gas imbalance payable	1,087	4,552
Derivative liabilities	—	11,702
Asset retirement obligations, net of current portion	266,344	121,219
Debt, net of current portion, net of unamortized discount of $1,166 and $1,316 at September 30, 2011 and December 31, 2010, respectively	162,834	148,684

TOTAL LONG-TERM LIABILITIES	430,265	286,157

TOTAL LIABILITIES	524,465	327,114

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY (DEFICIT)	48,426	(20,610)

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$572,891	$306,504

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES:
Oil sales	$56,470	$11,699	$147,038	$38,727
Natural gas sales	22,398	6,980	57,388	22,138
Plant product sales and other revenue	5,500	1,417	13,614	4,341
Realized gain on derivative financial instruments	6,746	2,272	3,664	6,312
Unrealized gain (loss) on derivative financial instruments	50,234	(1,578)	43,006	5,796

TOTAL REVENUES	141,348	20,790	264,710	77,314

OPERATING EXPENSES:
Lease operating	47,125	11,634	100,000	28,909
Production taxes	231	77	439	464
Workover	6,053	961	11,599	2,004
Exploration	—	169	—	707
Depreciation, depletion and amortization	14,411	6,622	32,018	19,916
Impairment	1,096	—	5,419	—
General and administrative	4,991	2,651	16,862	7,025
Accretion	9,089	1,831	18,471	5,495
Gain on sale of asset	—	—	(142)	—

TOTAL OPERATING EXPENSES	82,996	23,945	184,666	64,520

INCOME (LOSS) FROM OPERATIONS	58,352	(3,155)	80,044	12,794

OTHER INCOME (EXPENSE):
Interest income	131	61	358	64
Miscellaneous expense	(496)	(686)	(6,086)	(686)
Interest expense	(6,873)	(2,262)	(19,275)	(6,526)

TOTAL OTHER EXPENSE	(7,238)	(2,887)	(25,003)	(7,148)

NET INCOME (LOSS)	51,114	(6,042)	55,041	5,646

PREFERRED UNIT DIVIDENDS	1,800	—	2,400	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNIT HOLDERS	$49,314	$(6,042)	$52,641	$5,646

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,041	$5,646

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	32,018	19,916
Impairment of oil and gas properties	5,419	—
Accretion of asset retirement obligations	18,471	5,495
Amortization of debt issue costs	1,999	187
Amortization of debt discount	150	—
Unrealized gain on derivative instruments	(43,006)	(5,796)
Gain on sale of asset	(142)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,914)	(1,475)
Due from affiliates, net	163	(115)
Prepaid expenses and other assets	(18,516)	(12,656)
Accounts payable and accrued liabilities	30,818	14,129
Gas imbalance	(5,956)	(405)
Asset retirement obligations	(5,010)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,535	24,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(20,056)	(14,664)
Acquisition of oil and gas properties	(23,509)	19,751
Sale of oil and gas properties	150	—
Additions to property and equipment	(1,517)	(714)
Deposits	(540)	—
Restricted cash	—	522
Escrow payments	(46,819)	(64,297)

NET CASH USED IN INVESTING ACTIVITIES	(92,291)	(59,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term notes	8,288	—
Proceeds from issuance of long-term debt	—	73,619
Payments on long-term debt	—	(36,606)
Borrowing on bank debt	134,410	—
Payments on bank debt	(120,410)	—
Debt issuance costs	(2,677)	—
Contributions from members	30,000	—
Distributions to members	(13,605)	(1,598)

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,006	35,415

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,750)	939

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,879	6,236

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,129	$7,175

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,476	$5,549

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in oil and gas properties for asset retirement obligations	$147,155	$62,911

Increase in asset retirement obligation escrow receivable	$20,348	$—

Paid-in-kind dividends on preferred equity and accrued distributions to members	$2,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1—ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Black Elk Energy Offshore Operations, LLC and our wholly-owned subsidiaries (collectively, “Black Elk”, “we”, “our” or “us”) is a Houston-based oil and natural gas company engaged in the exploration, development, production and exploitation of oil and natural gas properties. We were formed on January 29, 2008 for the purpose of acquiring oil and natural gas producing properties within the Outer Continental Shelf of the United States in the Gulf of Mexico.

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

We account for business combinations using the purchase method, in accordance with authoritative guidance from the Financial Accounting Standards Board (“FASB”). We use estimates to record the fair value of assets acquired and liabilities assumed.

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

Recent Accounting Pronouncements: In December 2010, the FASB issued new disclosure guidance for business combinations. The objective of the guidance is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The updated accounting guidance requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. Since comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period are reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this accounting guidance are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The impact of this change was immaterial to our consolidated financial statements.

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

NOTE 2—OIL AND GAS PROPERTIES

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties by field to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the three and nine months ended September 30, 2011, we recorded an impairment charge of $1.1 million and $5.4 million, respectively. There were no impairment charges for the same periods in 2010.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

The following table reflects capitalized costs related to our oil and natural gas properties:

	September 30, 2011	December 31, 2010
	(in thousands)
Proved properties	$348,629	$178,902
Unproved properties, not subject to depletion	—	—

Total capitalized costs	348,629	178,902
Accumulated depreciation, depletion, amortization and impairment	(91,504)	(55,119)

Oil and gas properties, net	$257,125	$123,783

The following table describes the changes to our asset retirement obligations:

(in thousands)
Balance at December 31, 2010	$122,242
Liabilities incurred	147,155
Liabilities settled	(5,010)
Accretion expense	18,471

Balance at September 30, 2011	$282,858

NOTE 3—ACQUISITIONS

Merit Energy Corp

On May 31, 2011, we completed our previously announced purchase of certain properties from Merit Energy Corp. (the “Merit Acquisition”). We acquired interests in various properties across approximately 236,218 gross (127,764 net) acres in the Gulf of Mexico for a purchase price of $39 million and the assumption of $121.2 million in asset retirement obligations related to plugging and abandonment (“P&A”) obligations associated with acquired properties, subject to customary adjustments for a transaction of that type.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on May 31, 2011:

(in thousands)
Oil and gas properties	$148,943
Inventory	96
Gas imbalances - receivable	1,487
Less:
Gas imbalances - payable	314
Asset retirement obligations	121,164

Cash paid	$29,048

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

Maritech Acquisition

On February 23, 2011, we acquired properties in the Gulf of Mexico from Maritech Resources Incorporated (the “Maritech Acquisition”), primarily located within federal offshore waters for a purchase price of $6 million before normal purchase price adjustments and the assumption of $12.8 million in asset retirement obligations related to P&A obligations associated with acquired properties. During the second quarter of 2011, we recorded an additional amount of P&A obligations of $13.0 million of which Tetra Technologies, Inc., the parent of Maritech Resources Incorporated, has guaranteed escrow accounts for certain fields in the amount of $20.3 million, which will not be refunded until the entire field is plugged and abandoned. The purchase included eight fields and adds interest in an additional 108 gross wells and an estimated 46 thousand gross acres to our portfolio. Upon closing on the Maritech Acquisition in February 2011, we entered into an irrevocable letter of credit (“ILOC”) with Capital One, N.A., in the amount of $2.8 million related to P&A obligations for interests in properties acquired. In May 2011, a separate deposit account was created for collateral related to the ILOC, including an increase of $0.1 million based on evaluation by the surety company, and funds related to this ILOC were moved from restricted cash to escrow for abandonment costs.

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

Nippon Acquisition

On September 30, 2010, we acquired 27 properties in the Gulf of Mexico from Nippon Oil Exploration U.S.A. Limited (the “Nippon Acquisition”). The purchase included 19 fields, for a purchase price of $5 million before normal purchase price adjustments and the assumption of $57.4 million in asset retirement obligations related to P&A obligations associated with acquired properties. The Nippon Acquisition gave us an aggregate interest in 684 gross wells on 41 platforms located across 157 thousand gross acres offshore.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on September 30, 2010:

(in thousands)
Oil and gas properties	$35,989
Less:
Gas imbalances	2,041
Asset retirement obligations	57,416

Cash received	$(23,468)

The fair values of evaluated oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of: (1) oil and natural gas reserves; (2) future operating and development costs; (3) future oil and natural gas prices; and (4) the discount factor used to calculate the discounted cash flow amount. Significant inputs into the valuation of the asset retirement obligations include estimates of: (1) plug and abandonment costs per well and related facilities; (2) remaining life per well and facilities; and (3) a credit adjusted risk-free interest rate.

Merit and Nippon Pro Forma Information

The following unaudited pro forma combined, condensed financial information for the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010 was derived from our historical financial statements giving effect to the Merit Acquisition and Nippon Acquisition as if they had occurred on January 1, 2010. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisitions as of January 1, 2010 or the results that will be attained in the future.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
	(in thousands)
Revenues	$72,811	$317,912	$240,334
Earnings (1)	(3,724)	51,243	39,838

(1)	Earnings include revenues less lease operating expenses, exploration, marketing and transportation, workover, DD&A, accretion, and general and administrative expenses.

The revenues and earnings of the Merit Acquisition and the Nippon Acquisition included in our consolidated statements of operations for the three and nine months ended September 30, 2011 are as follows:

	Merit Acquisition		Nippon Acquisition
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in thousands)		(in thousands)
Revenues	$25,276	$35,160	$30,335	$90,788
Earnings (1)	2,630	8,260	14,448	43,968

(1)	Earnings include revenues less lease operating expenses, exploration, marketing and transportation, workover, DD&A, accretion, and general and administrative expenses.

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

At September 30, 2011, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss)):

	Crude Oil				Natural Gas				Total
Period	Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
			(in thousands)				(in thousands)		(in thousands)
Swaps:
10/11 - 10/11	40,103	$96.90	$708	$708	—	$—	$—	$—	$708	$708
11/11 - 11/11	35,663	96.90	624	624	—	—	—	—	624	624
12/11 - 12/11	45,000	96.90	781	781	—	—	—	—	781	781
1/12 - 10/12	23,000	96.90	3,702	3,702	227,000	4.60	957	957	4,659	4,659
11/12 - 11/12	22,080	96.90	322	322	227,000	4.60	36	36	358	358
12/12 - 12/12	23,000	96.90	331	331	227,000	4.60	(29)	(29)	302	302
1/13 - 10/13	27,750	96.90	3,775	3,775	104,000	4.60	(168)	(168)	3,607	3,607
11/13 - 11/13	26,800	96.90	341	341	104,000	4.60	(34)	(34)	307	307
12/13 - 12/13	27,750	96.90	352	352	104,000	4.60	(58)	(58)	294	294
1/14 - 2/14	19,000	96.90	479	479	82,000	4.60	(110)	(110)	369	369
10/11 - 12/11	25,400	81.22	139	139	350,000	4.60	839	839	978	978
1/12 - 12/12	17,050	81.22	30	30	—	—	—	—	30	30
10/11 - 12/11	2,600	81.14	14	14	6,250	5.89	39	39	53	53
1/12 - 12/12	1,900	81.14	2	2	112,000	5.00	1,020	1,020	1,022	1,022
1/12 - 7/12	—	—	—	—	5,250	5.89	64	64	64	64
10/11 - 12/11	200	83.50	3	3	78,500	5.70	448	448	451	451
1/12 - 7/12	200	83.50	4	4	53,000	5.70	579	579	583	583
8/12 - 12/12	—	—	—	—	53,000	5.70	349	349	349	349
10/11 - 12/11	41,500	85.90	810	810	93,569	5.89	588	588	1,398	1,398
1/12 - 12/12	27,500	85.90	1,593	1,593	26,838	5.89	531	531	2,124	2,124
10/11 - 12/11	—	—	—	—	321,000	5.00	1,160	1,160	1,160	1,160
12/11 - 12/11	14,582	100.80	310	310	—	—	—	—	310	310
1/12 - 6/12	22,125	100.80	2,724	2,724	318,958	4.94	1,554	1,554	4,278	4,278
7/12 - 7/12	12,048	100.80	236	236	223,682	4.94	163	163	399	399
8/12 - 8/12	8,296	100.80	160	160	231,361	4.94	163	163	323	323
9/12 - 9/12	3,998	100.80	76	76	176,860	4.94	124	124	200	200
10/12 - 10/12	1,884	100.80	35	35	156,968	4.94	104	104	139	139
11/12 - 11/12	—	—	—	—	125,000	4.94	63	63	63	63
12/12 - 12/12	15,140	100.80	277	277	241,659	4.94	53	53	330	330
1/13 - 6/13	15,542	100.80	1,657	1,657	200,669	4.94	227	227	1,884	1,884
7/13 - 7/13	7,132	100.80	124	124	185,649	4.94	37	37	161	161
8/13 - 8/13	5,980	100.80	103	103	171,076	4.94	31	31	134	134
9/13 - 9/13	3,897	100.80	66	66	154,569	4.94	27	27	93	93
10/13 - 10/13	3,259	100.80	55	55	154,144	4.94	23	23	78	78
11/13 - 11/13	—	—	—	—	134,298	4.94	2	2	2	2
12/13 - 12/13	10,041	100.80	167	167	200,669	4.94	(44)	(44)	123	123
1/14 - 5/14	10,083	100.80	827	827	129,960	4.94	(124)	(124)	703	703
6/14 - 6/14	—	—	—	—	129,960	4.94	(9)	(9)	(9)	(9)
1/13 - 12/13	19,750	85.90	581	581	47,000	5.00	111	111	692	692
1/14 - 12/14	15,000	65.00	(3,551)	(3,551)	—	—	—	—	(3,551)	(3,551)
10/11 - 10/11	—	—	—	—	264,232	4.94	312	312	312	312
11/11 - 11/11	—	—	—	—	198,668	4.94	253	253	253	253
12/11 - 12/11	—	—	—	—	422,042	4.94	413	413	413	413

			$17,857	$17,857			$9,694	$9,694	$27,551	$27,551

The following table quantifies the fair values, on a gross basis, of all of our derivative contracts and identifies the balance sheet locations as of September 30, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$20,354	Current	$(14)
	Non-current	11,407	Non-current	(4,196)

Total derivative instruments		$31,761		$(4,210)

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$31,761	$—	$31,761	$—

	$31,761	$—	$31,761	$—

Liabilities
Oil and Natural Gas Derivatives	$(4,210)	$—	$(4,210)	$—

	$(4,210)	$—	$(4,210)	$—

At September 30, 2011, management estimates that the derivative contracts had a fair value of $27.6 million. We estimated the fair value of derivative instruments using internally-developed models that use as their basis, readily observable market parameters.

The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.

As of September 30, 2011, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at September 30, 2011 was $171.3 million.

Fair Value on a Non-Recurring Basis

As of September 30, 2011, oil and gas properties with a carrying value of $262.5 million were written down to their fair value of $257.1 million, resulting in an impairment charge, which is recognized under “Impairments” in the consolidated statements of operations, of $1.1 million and $5.4 million for the three and nine months ended September 30, 2011, respectively. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 6—DEBT AND NOTES PAYABLE

Our debt and notes payable are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Senior Secured Revolving Credit Facility	$14,000	$—
13.75% Senior Secured Notes, net of discount	148,834	148,684
First Insurance - note payable	10,357	2,016
Synergy Bank - note payable	—	53

Total debt	173,191	150,753
Less: current portion	(10,357)	(2,069)

Total long-term debt	$162,834	$148,684

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million credit facility (“the Credit Facility”) comprised of a senior secured revolving credit facility of up to $35 million and a $75 million secured letter of credit to be used exclusively for the issuance of letters of credit in support of our future P&A liabilities relating to our oil and natural gas properties. The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. On May 31, 2011, we entered into an amendment to the Credit Facility, which increased the revolving credit facility available thereunder from $35 million to $70 million and the secured letter of credit from $75 million to $125 million, based primarily on the reserves provided by the Merit Acquisition. At September 30, 2011, we had an aggregate amount of $122.7 million of indebtedness outstanding under our Credit Facility, $108.7 million that was drawn as a letter of credit in support of our P&A obligations and $14.0 million of borrowings under the revolver. We currently have $72.3 million available for additional borrowing.

A commitment of 0.5% per annum is computed based on the unused borrowing base and paid quarterly. For the three and nine months ended September 30, 2011, we recognized $40,829 and $0.1 million in commitment fees, which have been included in “Interest expense” on the consolidated statements of operations. A letter of credit fee is computed based on the same applicable margin used to determine the interest rate to Eurodollar loans times the stated face amount of each letter of credit.

The Credit Facility is secured by mortgages on at least 80% of the total value of the proved oil and gas reserves. The borrowing base is re-determined semi-annually on or around April 1st and October 1st of each year. We and the administrative agent may each elect to cause the borrowing base to be re-determined one time between scheduled semi-annual redetermination periods.

The Credit Facility requires us and our subsidiaries to maintain certain financial covenants. Specifically, we may not permit, in each case as calculated as of the end of each fiscal quarter, our total leverage ratio to be more than 2.5 to 1.0, our interest rate coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our revolving Credit Facility) to be less than 1.0 to 1.0. In addition, we and our subsidiaries are subject to various covenants, including those limiting distributions and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments. In June 2011, we received a waiver related to our hedging requirements for the period ending June 30, 2011. Absent this waiver, we would not have been in compliance with this covenant. As of September 30, 2011, we were not in compliance with our hedging requirement as our notional volumes exceeded 60% for the months of July through November for the years 2011, 2012, and 2013 by 3%, 8%, and 5%, respectively, of the reasonably anticipated total volume of projected production from proved, developed, and producing oil and gas properties. In November 2011, we received a waiver related to our hedging requirements for the period ending September 30, 2011. We intend to unwind certain natural gas swap agreements by December 31, 2011 and crude oil swap agreements by June 30, 2012 to comply with hedge production levels in the covenant.

13.75% Senior Secured Notes

On November 23, 2010, we issued $150 million face value of 13.75% Notes discounted at 99.109%. The net proceeds were used to repay all of the outstanding indebtedness under our revolving credit facility, to fund Bureau of Ocean Energy Management, Regulation and Enforcement collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually, on June 1 and December 1 of each year, in arrears, commencing on June 1, 2011. The Notes will mature on December 1, 2015, of which all principal then outstanding will be due. As of September 30, 2011, the recorded value of the Notes was $148.8 million, which includes the unamortized discount of $1.2 million. We incurred underwriting and debt issue costs of $7.2 million, which have been capitalized and will be amortized over the life of the Notes.

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

We have the right to redeem the Notes under various circumstances. If we experience a change of control, the holders of the Notes may require us to repurchase the Notes at 101% of the principal amount thereof, plus accrued unpaid interest. In addition, within 90 days after December 2011 for which excess cash flow, as defined, exceeds $5.0 million to the extent permitted by our Notes, we will offer to purchase the Notes at an offer price equal to 100% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest. We also have an optional redemption in which we may redeem up to 35% of the aggregate principal amount of the Notes at a price equal to 110.0% of the principal amount, plus accrued interest and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings until December 1, 2013. From December 1, 2013 until December 1, 2014, we may redeem some or all of the Notes at an initial redemption price equal to par value plus one-half the coupon which equals 106.875% plus accrued and unpaid interest to the date of the redemption. On or after December 1, 2014, we may redeem some or all of the Notes at a redemption price equal to par plus accrued and unpaid interest to the date of redemption.

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

The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Our capital expenditures are not to exceed $30 million for the fiscal year ending December 31, 2011 and 25% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expenses for any fiscal year after. The capital expenditure requirement was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of $60 million for the fiscal year ending December 31, 2011 and 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. As of December 31, 2010, we were in compliance with all covenants except that we did not furnish an Annual Report for the year ended December 31, 2010 on our website that complies in all material respects with all of the rules and regulations applicable to such reports pursuant to the Notes. In May 2011, we prepared and posted an Annual Report for the year ended December 31, 2010 on our website that complies in all material respects with all of the rules and regulations applicable to such reports and included the financial statements for the year ended December 31, 2010. As of September 30, 2011, we were in compliance with our covenants related to the Notes.

We were obligated to file a registration statement with the SEC to exchange these Notes for new publicly tradable notes having substantially identical terms within 180 days of the November 23, 2010 issue date and use reasonable efforts to have the registration statement declared effective within 270 days after the issue date. Under certain circumstances, we may be required to pay additional cash interest beginning at 0.25% escalating to a maximum of 1% if the registration of the Notes does not occur. In May 2011, we prepared a Registration Statement on Form S-4, which was filed with the SEC. We amended the Form S-4 in June 2011 and it was declared effective by the SEC on July 18, 2011. The exchange offer was commenced on or about July 20, 2011 and expired on August 19, 2011, with all of the outstanding Notes being tendered.

The amounts of required principal payments based on our outstanding debt amounts as of September 30, 2011, were as follows:

Period Ending September 30,	(in thousands)
2012	$10,357
2013	—
2014	14,000
2015	—
2016	150,000

174,357
Unamortized discount on 13.75% Senior Secured Notes	(1,166)

Total debt	$173,191

NOTE 7—PREFERRED EQUITY CONTRIBUTION

On May 31, 2011, Platinum Partners Value Arbitrage Fund L.P., and/or its affiliates (collectively “Platinum”) entered into a contribution agreement with us, whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivables, in exchange for 30 million units of our Class D Preferred Units (the “Class D Units”), having such rights, preferences and privileges as set forth in our Second Amendment and Restated Operating Agreement, as amended. The Class D Units were issued in the name of Platinum’s wholly owned subsidiary, PPCA Black Elk (Equity) LLC.

The newly issued Class D Units are non-voting units having an aggregate liquidation preference of $30 million and accruing dividends payable in kind at a rate per annum of 24%. As of September 30, 2011, we have accrued dividends in the amount of $2.4 million that are included in “Members’ Equity (Deficit)” on the consolidated balance sheets.

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

Approximate future minimum lease payments for operating leases at September 30, 2011 were as follows:

Period Ending September 30,	(in thousands)
2012	$1,131
2013	1,244
2014	1,026
2015	1,005
2016	1,023
Thereafter	4,263

$9,692

Pursuant to the purchase agreement from W&T Offshore, Inc. (the “W&T Acquisition”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired, respectively, in maximum aggregate principal amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and will commence on December 2011. As of September 30, 2011, we have funded $9.1 million into the non-operating escrow account, leaving $22.1 million to be funded through May 1, 2017.

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

Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired, the principal amount of $13.1 million for future P&A costs that may be incurred on such properties. As of September 30, 2011, we have funded $2.5 million, leaving $10.6 million to be funded through February 2014.

In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an aggregate principal amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on the first day of the first month following closing. As of September 30, 2011, we have funded $8.0 million, leaving $52.0 million to be funded through November 2013.

NOTE 9—RELATED PARTY TRANSACTIONS

We paid for certain operating and general and administration expenses on behalf of Black Elk Energy, LLC, the parent company of Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. At September 30, 2011 and December 31, 2010, we had receivables from Black Elk Energy, LLC in the amount of $22,430 and $22,430, respectively.

For the three and nine months ended September 30, 2011, we paid $0.4 million and $0.9 million, respectively, to Up and Running Solutions, LLC, for IT consulting services. Up and Running Solutions, LLC is owned by the wife of an employee, David Cantu (a member of our management team). At September 30, 2011 and December 31, 2010, the outstanding amount due to Up and Running Solutions, LLC was $0.1 million and $0.1 million, respectively.

On May 31, 2011, Platinum entered into a contribution agreement with us, whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivable, in exchange for 30 million of our Class D Units, having such rights, preferences and privileges as set forth in our Second Amendment and Restated Operating Agreement, as amended. The Class D Units were issued in the name of Platinum’s wholly owned subsidiary, PPCA Black Elk (Equity) LLC. As of September 30, 2011, we had accrued dividends in the amount of $2.4 million that were included in “Members’ Equity (Deficit)” on the consolidated balance sheets.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to, among other things:

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

Other factors that could cause our actual results to differ materially from those indicated by our forward-looking statements are those discussed in (1) “Item 1A—Risk Factors” in this Form 10-Q; (2) “Risk Factors” in our Registration Statement on Form S-4/A (Amendment No. 1), which was filed with the SEC on June 29, 2011 (the “Form S-4/A”); (3) our reports and registration statements filed from time to time with the SEC; and (4) other announcements we make from time to time.

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

In February 2011, we acquired additional properties in the Gulf of Mexico, strategically located among our existing assets from Maritech Resources Incorporated. The Maritech Acquisition consisted of eight fields and added interests in 43 (105 gross) wells and approximately 22,200 net (45,500 gross) acres.

On May 31, 2011, we completed our purchase of certain properties from Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P. (the “Merit entities”). We acquired interests in various properties across approximately 236,218 gross (127,764 net) acres in the Gulf of Mexico. In connection with the Merit Acquisition, we entered into a contribution agreement with Platinum, whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivables, in exchange for 30 million Class D Units.

As of September 30, 2011, we held an aggregate net interest in approximately 294,400 (655,100 gross) acres under lease and had an interest in 1,235 gross wells, 384 of which are producing.

Our revenue, profitability and future growth rate depend significantly on factors beyond our control, such as economic, political and regulatory developments, and environmental hazards, as well as competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, market uncertainty, economic conditions and a variety of additional factors. Since our Inception, commodity prices have experienced significant fluctuations.

From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three and nine months ended September 30, 2011 and 2010 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Oil:
Average price before effects of hedges ($/Bbl)(1)	$102.56	$76.36	$105.44	$76.39
Average price after effects of hedges ($/Bbl)	107.64	81.07	102.51	79.20
Average price differentials(2)	13.05	0.27	10.05	(1.19)

Gas:
Average price before effects of hedges ($/Mcf)(1)	$4.28	$4.37	$4.43	$4.60
Average price after effects of hedges ($/Mcf)	5.03	5.34	5.03	5.61
Average price differentials(2)	0.16	0.09	0.21	0.04

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.
(2)	Price differential compares realized oil and natural gas prices, without giving effect to realized derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

The United States and other world economies suffered a severe recession lasting well into 2010 and economic conditions continue to remain uncertain. These uncertain economic conditions reduced demand for oil and natural gas, resulting in a decline in oil and natural gas prices received for our production in 2010. While oil prices have strengthened over the past few months, they remain unstable and we expect them to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America.

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

Impact of Deepwater Horizon Incident and Federal Deepwater Moratorium

In April 2010, the Deepwater Horizon, a drilling platform operated by British Petroleum PLC in ultra deepwater in the U.S. Gulf of Mexico, sank after an apparent blowout and fire. The resulting leak caused a significant oil spill. In response to the explosion and spill, the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) of the U.S. Department of the Interior implemented a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling sidetracks and bypasses of wells beginning in May 2010 until the moratorium was lifted by the Department of the Interior in October 2010.

In addition, the BOEMRE issued a series of notices to lessees and operators (“NTLs”) or regulatory requirements imposing new standards and permitting procedures for new wells to be drilled in federal waters of the Outer Continental Shelf (“OCS”). These requirements include the following:

•

the Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements;

•

the Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes, and also requires certifications of compliance from senior corporate officers;

•

the Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•

the Workplace Safety Rule, which requires operators to have a comprehensive safety and environmental management system (“SEMS”) in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills.

The Deepwater Horizon incident is likely to have a significant and lasting effect on the U.S. offshore energy industry, and will likely result in a number of fundamental changes, including heightened regulatory scrutiny, more stringent operating and safety standards, changes in equipment requirements and the availability and cost of insurance, as well as increased politicization of the industry. Only recently, on September 14, 2011, the BOEMRE issued proposed rules that would amend the Workplace Safety Rule by requiring the imposition of certain added safety procedures to a company’s SEMS not covered by the original rule and revising existing obligations that a company’s SEMS be audited by requiring the use of an independent third party auditor who has been pre-approved by the agency to perform the auditing task. As a result of the issuance of the newly adopted and proposed regulatory requirements, the BOEMRE has been taking much longer than in the past to review and approve permits for new wells. These new requirements also increase the cost of preparing each permit application and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS.

Moreover, because of BOEMRE’s separation into two federal bureaus, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), on October 1, 2011, we are now interacting with two newly formed federal bureaus to obtain approval of our exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays and increased exploratory and production costs as the functions of the former BOEMRE are fully divested from the former agency and implemented in the two federal bureaus. These delays and costs could have a significant adverse effect on our results of operations.

We are unsure what long-term effect, if any, the BOEM’s or BSEE’s additional regulatory requirements and permitting procedures will have on our offshore operations. Consequently, we may be subject to a variety of unforeseen adverse consequences arising directly or indirectly from the Deepwater Horizon incident.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our overall performance. Among these measures are (1) volumes of oil and natural gas produced, (2) oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA (as defined in the following table).

The following table contains certain financial and operational data for each of the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average daily sales:
Oil (Boepd)	5,985	1,665	5,108	1,857
Natural gas (Mcfpd)	56,917	17,366	47,451	17,638
Plant products (Gal/d)	29,090	9,926	28,393	8,172
Oil equivalents (Boepd)	16,164	4,796	13,693	4,991
Average realized prices(1)
Oil ($/Bbl)	$107.64	$81.07	$102.51	$79.20
Natural gas ($/Mcf)	5.03	5.34	5.03	5.61
Plant products ($/Gallon)	1.40	1.03	1.25	1.02
Oil equivalents ($/Boe)	60.09	49.61	58.26	50.97
Lease operating expense ($/Boe)	31.69	26.36	26.75	21.22
Production tax expense ($/Boe)	0.16	0.17	0.12	0.34
General and administrative expense ($/Boe)	3.36	6.01	4.51	5.16
Net income (loss) (in thousands)	51,114	(6,042)	55,041	5,646
Adjusted EBITDA(2) (in thousands)	32,349	6,251	87,076	31,787

(1)	Average realized prices presented give effect to our hedging.
(2)	Adjusted EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization, impairment, accretion, unrealized gain/loss on derivative instruments, and gain on sale of asset. Adjusted EBITDA is not a measure of net income (loss) or cash flows as determined by GAAP, and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We present Adjusted EBITDA because it is frequently used by securities analysts, investors and other interested parties in the evaluation of high-yield issuers, many of whom present Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. A reconciliation table is provided below to illustrate how we derive Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$51,114	$(6,042)	$55,041	$5,646
Adjusted EBITDA	$32,349	$6,251	$87,076	$31,787

Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$51,114	$(6,042)	$55,041	$5,646
Interest expense	6,873	2,262	19,275	6,526
Unrealized (gain) loss on derivative instruments	(50,234)	1,578	(43,006)	(5,796)
Accretion	9,089	1,831	18,471	5,495
Depreciation, depletion, amortization and impairment	15,507	6,622	37,437	19,916
Gain on sale of asset	—	—	(142)	—

Adjusted EBITDA	$32,349	$6,251	$87,076	$31,787

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

Results of Operations

The following table sets forth certain information with respect to oil and gas operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change

PRODUCTION:
Oil (MBbl)	551	153	398	260%	1,395	507	888	175%
Natural gas (MMcf)	5,236	1,598	3,638	228%	12,954	4,815	8,139	169%
Plant products (MGal)	2,676	913	1,763	193%	7,751	2,231	5,520	247%
Total (Mboe)	1,487	441	1,046	237%	3,738	1,363	2,375	174%

REVENUES:
Oil sales	$56,470	$11,699	$44,771	383%	$147,038	$38,727	$108,311	280%
Natural gas sales	22,398	6,980	15,418	221%	57,388	22,138	35,250	159%
Plant product sales and other revenue	5,500	1,417	4,083	288%	13,614	4,341	9,273	214%
Realized gain on derivative financial instruments	6,746	2,272	4,474	197%	3,664	6,312	(2,648)	-42%
Unrealized gain (loss) on derivative financial instruments	50,234	(1,578)	51,812	-3283%	43,006	5,796	37,210	642%

TOTAL REVENUES	141,348	20,790	120,558	580%	264,710	77,314	187,396	242%

OPERATING EXPENSES:
Lease operating	47,125	11,634	35,491	305%	100,000	28,909	71,091	246%
Production taxes	231	77	154	200%	439	464	(25)	-5%
Workover	6,053	961	5,092	530%	11,599	2,004	9,595	479%
Exploration	—	169	(169)	-100%	—	707	(707)	-100%
Depreciation, depletion and amortization	14,411	6,622	7,789	118%	32,018	19,916	12,102	61%
Impairment	1,096	—	1,096	100%	5,419	—	5,419	100%
General and administrative	4,991	2,651	2,340	88%	16,862	7,025	9,837	140%
Accretion	9,089	1,831	7,258	396%	18,471	5,495	12,976	236%
Gain on sale of asset	—	—	—	0%	(142)	—	(142)	-100%

TOTAL OPERATING EXPENSES	82,996	23,945	59,051	247%	184,666	64,520	120,146	186%

INCOME (LOSS) FROM OPERATIONS	58,352	(3,155)	61,507	-1950%	80,044	12,794	67,250	526%

OTHER INCOME (EXPENSE):
Interest income	131	61	70	115%	358	64	294	459%
Miscellaneous expense	(496)	(686)	190	-28%	(6,086)	(686)	(5,400)	787%
Interest expense	(6,873)	(2,262)	(4,611)	204%	(19,275)	(6,526)	(12,749)	195%

TOTAL OTHER EXPENSE	(7,238)	(2,887)	(4,351)	151%	(25,003)	(7,148)	(17,855)	250%

NET INCOME (LOSS)	$51,114	$(6,042)	$57,156	-946%	$55,041	$5,646	$49,395	875%

Production

Oil and natural gas production. Total oil, natural gas and plant product production of 1,487 MBoe and 3,738 MBoe increased 1,046 MBoe, or 237%, and 2,375 MBoe, or 174%, during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in production during 2011 was primarily a result of properties acquired in the Nippon Acquisition in September 2010, the Maritech Acquisition in February 2011 and the Merit Acquisition in May 2011.

Revenues

        Total revenues. Total revenues for the three and nine months ended September 30, 2011 of $141.3 million and $264.7 million increased $120.6 million, or 580%, and $187.4 million, or 242%, over the comparable periods in 2010. The increase in revenues during 2011 was a result of increased production related to the properties acquired in the Nippon Acquisition, the Maritech Acquisition, and the Merit Acquisition as well as higher oil prices. Total revenues were also higher due to a $50.2 million and $43.0 million unrealized gain on derivative financial instruments for the three and nine months ended September 30, 2011, respectively.

        We entered into certain oil and natural gas commodity derivative contracts in 2011 and 2010. We realized gains on these derivative contracts in the amounts of $6.7 million and $3.7 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, we realized gains of $2.3 million and $6.3 million, respectively. We recognized unrealized gains of $50.2 million and $43.0 million for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, we recognized an unrealized (loss) gain of ($1.6) million and $5.8 million, respectively. Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, increased $64.3 million and $152.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 as a result of increased oil, natural gas and plant products production from the acquisitions and higher oil prices.

Excluding hedges, we realized average oil prices of $102.56 per barrel and $76.36 per barrel and gas prices of $4.28 per Mcf and $4.37 per Mcf for the three months ended September 30, 2011 and 2010, respectively. Excluding hedges, for the nine months ended September 30, 2011 and 2010, we realized average oil prices of $105.44 per barrel and $76.39 per barrel and gas prices of $4.43 per Mcf and $4.60 per Mcf, respectively. Although average prices realized from the sale of oil reflected the economic turnaround that began during 2010, economic conditions continue to remain uncertain. Oil and natural gas prices will remain unstable and we expect them to be volatile in the future.

Operating Expenses

Lease operating costs. Our lease operating costs for the three and nine months ended September 30, 2011 increased to $47.1 million, or $31.69 per Boe, and $100.0 million, or $26.75 per Boe, respectively. For the three and nine months ended September 30, 2010, our lease operating costs were $11.6 million, or $26.36 per Boe, and $28.9 million, or $21.22 per Boe, respectively. The increase in lease operating costs during 2011 is directly related to the increase in properties from the Nippon Acquisition, the Maritech Acquisition and the Merit Acquisition. The increase in cost per Boe during 2011 is primarily attributable to a mix of increased properties and the related workover activities.

Workover costs. Our workover costs for the three and nine months ended September 30, 2011 increased $5.1 million and $9.6 million, respectively, compared to the same periods in 2010. For the three months ended September 30, 2011, High Island 571, High Island 370 and East Cameron 148/160 were the primary workover expense projects. For the nine months ended September 30, 2011, the primary workover expense projects were High Island 571, South Timbalier 8 and South Pass 89.

Depreciation, depletion, amortization and impairment. DD&A expense was $14.4 million, or $9.69 per Boe, and $32.0 million, or $8.57 per Boe, for the three and nine months ended September 30, 2011, respectively, and $6.6 million, or $15.01 per Boe, and $19.9 million, or $14.62 per Boe, for the three and nine months ended 2010, respectively. In 2011, the increase in DD&A was the result of increased production associated with the properties acquired in 2011 and 2010. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded $1.1 million and $5.4 million in impairments for the three and nine months ended September 30, 2011, respectively, as the estimated undiscounted cash flows of oil and gas properties are less than its carrying value. We did not recognize impairments in 2010 for the same periods.

General and administrative expenses. G&A expense was $5.0 million, or $3.36 per Boe, and $16.9 million, or $4.51 per Boe, for the three and nine months ended September 30, 2011, respectively, and $2.7 million, or $6.01 per Boe, and $7.0 million, or $5.16 per Boe, for the three and nine months ended 2010, respectively. The increase in G&A expense in 2011 resulted principally from costs associated with the increase in staff and related administrative costs attributable to our growth in 2011 and 2010.

Accretion expense. We recognized accretion expense of $9.1 million and $18.5 million for the three and nine months ended September 30, 2011, respectively, compared to $1.8 million and $5.5 million for the three and nine months ended September 30, 2010, respectively. The increase in accretion expense in 2011 was attributable to assumed asset retirement obligations related to our acquisitions in 2011 and 2010.

Miscellaneous expense. Miscellaneous expense decreased $0.2 million and increased $5.4 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The significant year-to-date increase was a result of the consent solicitation fee paid under the First Supplemental Indenture to the Indenture.

Interest expense. Interest expense increased $4.6 million and $12.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase of interest expense in 2011 compared to 2010 was a result of borrowing on the Credit Facility to fund the Merit P&A obligation, the issuance of the Notes in November 2010, the proceeds of which were used to fund the Nippon Acquisition and associated escrow deposits for future P&A costs, and amortization of credit debt issuance costs as a result of the repayment of loans with proceeds from the Notes, which was partially offset by lower fixed interest rates.

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

In June 2011, we received a waiver related to our hedging requirements for the period ending June 30, 2011. Absent this waiver, we would not have been in compliance with this covenant. As of September 30, 2011, we were not in compliance with our hedging requirement as our notional volumes exceeded 60% for the months of July through November for the years 2011, 2012, and 2013 by 3%, 8%, and 5%, respectively, of the reasonably anticipated total volume of projected production from proved, developed, and producing oil and gas properties. In November 2011, we received a waiver related to our hedging requirements for the period ending September 30, 2011. We intend to unwind certain natural gas swap agreements by December 31, 2011 and crude oil swap agreements by June 30, 2012 to comply with hedge production levels in the covenant.

As of September 30, 2011, letters of credit in the aggregate amount of $108.7 million were outstanding under this facility and we had $14.0 million in borrowings under the revolver. As of November 1, 2011, $62.3 million was available for additional borrowings, including $46.0 million under the revolver.

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

We have the right or the obligation to redeem the Notes under various conditions. If we experience a change of control, the holders of the Notes may require us to repurchase the Notes at 101% of the principal amount thereof, plus accrued unpaid interest. In addition, within 90 days after December 2011 for which excess cash flow, as defined, exceeds $5.0 million to the extent permitted by our 13.75% Senior Secured Notes, we will offer to purchase the Notes at an offer price equal to 100% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest. We also have an optional redemption in which we may redeem up to 35% of the aggregate principal amount of the Notes at a price equal to 110.0% of the principal amount, plus accrued interest and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings until December 1, 2013. From December 1, 2013 until December 1, 2014, we may redeem some or all of the Notes at an initial redemption price equal to par value plus one-half the coupon which equals 106.875% plus accrued and unpaid interest to the date of the redemption. On or after December 1, 2014, we may redeem some or all of the Notes at a redemption price equal to par plus accrued and unpaid interest to the date of redemption.

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

On July 20, 2011, pursuant to the terms of a registration rights agreement, we initiated an offer to exchange our outstanding Notes for a new issue of debt securities on substantially identical terms that are registered under the Securities and Exchange Act of 1934. The exchange offer expired on August 19, 2011 with all of the outstanding Notes being tendered.

As of September 30, 2011, we were in compliance with our covenants as they are related to the Notes.

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

Capital Expenditure Budget

We expect total capital expenditures to be $50.3 million for 2011 (excluding expenditures directly related to any acquisitions, including the Merit Acquisition, which closed on May 31, 2011 for a purchase price of approximately $39 million). Approximately $20.2 million was expended in the first nine months of 2011 for various projects including recompletions and drilling, and the remaining $30.1 million will be used for drilling and development during the remainder of the year. The capital expenditure requirement was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of $60 million for the fiscal year ending December 31, 2011 and 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter.

Our expected capital expenditures may be adjusted as business conditions warrant and the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our expected capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

To date, our 2011 capital expenditures have been funded from contributions from our members, borrowings under our line of credit and cash flows from operations. We believe the borrowings under our Credit Facility, together with cash flows from operations, should be sufficient to fund the remainder of our 2011 capital expenditures.

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

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousand)
Net cash provided by operating activities	$53,535	$24,926
Net cash used in investing activities	(92,291)	(59,402)
Net cash provided by financing activities	36,006	35,415

Net increase (decrease) in cash and equivalents	$(2,750)	$939

Cash flows provided by operating activities. Cash provided by operating activities totaling $53.5 million during the nine months ended September 30, 2011 compared to $24.9 million during the nine months ended September 30, 2010. The increase in operating cash flows was principally attributable to higher net income as a result of the 2010 and 2011 acquisitions.

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

Cash flows used in investing activities. Cash used in investing activities totaling $92.3 million in the nine months ended September 30, 2011 is primarily attributable to the assets purchased in the Maritech Acquisition and Merit Acquisition and the funding of the future P&A obligations through escrow; cash used in investing activities in the comparable period of 2010 totaling $59.4 million is attributable to the assets purchased in the period and the funding of the escrow for future P&A obligations. The Nippon assets were purchased on September 30, 2010.

Cash flows provided by financing activities. Cash flows provided by financing activities of $36.0 million in the nine months ended September 30, 2011 were attributable to borrowings on the Credit Facility and short term notes as well as a $30 million contribution from Platinum, which were partially offset by payments on the Credit Facility, debt issuance costs of the Notes, and distributions to members. Cash flows provided by financing of $35.4 million during the nine months ended September 30, 2010 related primarily to the borrowing and repayment of debt as well as distributions to members.

Asset Retirement Obligations

As many as four times per year we review, and, to the extent necessary, revise our asset retirement obligation estimates. In 2010, we increased our asset retirement obligations by $70.9 million, primarily as a result of the Nippon Acquisition, and recognized $9.2 million in accretion expense. As of September 30, 2011, we increased our asset retirement obligation by $160.6 million primarily as a result of the Maritech Acquisition and Merit Acquisition and for the three and nine months ended September 30, 2011, we recognized $9.1 million and $18.5 million in accretion expense, respectively.

At September 30, 2011 and December 31, 2010, we recorded total asset retirement obligations of $282.8 million and $122.2 million, respectively, and have funded approximately $161.0 million and $114.2 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of September 30, 2011, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at September 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$174,357	$10,357	$14,000	$150,000	$—
Interest on debt and notes payable	87,475	21,344	42,068	24,063	—
Operating leases (1)	9,692	1,131	2,270	2,028	4,263

Total contractual obligations	271,524	32,832	58,338	176,091	4,263
Other Obligations
Asset retirement obligations (2)	282,858	16,514	178,584	46,652	41,108

Total obligations	$554,382	$49,346	$236,922	$222,743	$45,371

(1)	Consists of office space leases for our Houston, Texas offices and services provided in the office.
(2)	Asset retirement obligations will be partially funded via the escrow.

Off-Balance Sheet Arrangements

In October 2010, we guaranteed a loan in the aggregate principal amount of $3.2 million for a related party which is not consolidated in our financials as the entity is not material to us. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future. At September 30, 2011, the balance of the loan was $3.0 million and has a maturity date of October 8, 2013.

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

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition” is based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in Note 2 to our consolidated financial statements as well as in “Management’s Discussion and Analysis of Financial Condition” included in our Annual Report, located on our website.

Inflation and Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three and nine months ended September 30, 2011, we received an average of $102.56 and $105.44 per barrel of oil and $4.28 and $4.43 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts compared to $76.36 and $76.39 per barrel of oil and $4.37 and $4.60 per Mcf of natural gas, respectively, in the three and nine months ended September 30, 2010. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. We expect these costs to reflect upward pressure during 2011 as a result of the improvements in oil prices in 2010 and 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including commodity price risk, credit risk and interest rate risk. We address these risks through a program of risk management, which may include the use of derivative instruments.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the nine months ended September 30, 2011, our annual revenue would increase or decrease by approximately $18.6 million for each $10.00 per barrel change in oil prices and $17.3 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our average daily production for the year ended December 31, 2010, our revenues would have increased or decreased by approximately $13.3 million for each $10.00 per barrel change in oil prices and $14.6 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.

To partially reduce price risk caused by these market fluctuations, we hedge a significant portion of our anticipated oil and natural gas production as part of our risk management program. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based, in part, on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.

At September 30, 2011, the fair value of our commodity derivatives were included in the consolidated balance sheets for approximately $20.3 million as current assets and $7.2 million as long-term assets. At December 31, 2010, the fair value of our commodity derivatives were $3.8 million as current liabilities and $11.7 million as long-term liabilities. For the three and nine months ended September 30, 2011, we realized a net increase in oil and natural gas revenues related to hedging transactions of approximately $6.7 million and $3.7 million, respectively, and an increase for the same periods in 2010 of $2.3 million and $6.3 million, respectively.

As September 30, 2011, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
January 2014 - December 2014	Swap	15,000	$65.00
January 2012 - December 2012	Swap	1,900	$81.14
October 2011- December 2011	Swap	2,600	$81.14
January 2012 - December 2012	Swap	17,050	$81.22
October 2011 - December 2011	Swap	25,400	$81.22
January 2012 - July 2012	Swap	200	$83.50
October 2011 - December 2011	Swap	200	$83.50
January 2013 - December 2013	Swap	19,750	$85.90
January 2012 - December 2012	Swap	27,500	$85.90
October 2011 - December 2011	Swap	41,500	$85.90
January 2014 - February 2014	Swap	19,000	$96.90
November 2012 - November 2012	Swap	22,080	$96.90
December 2012 - December 2012	Swap	23,000	$96.90
January 2012 - October 2012	Swap	23,000	$96.90
November 2013 - November 2013	Swap	26,805	$96.90
December 2013 - December 2013	Swap	27,750	$96.90
January 2013 - October 2013	Swap	27,750	$96.90
November 2011- November 2011	Swap	35,663	$96.90
October 2011 - October 2011	Swap	40,103	$96.90
December 2011 - December 2011	Swap	45,000	$96.90
October 2012 - October 2012	Swap	1,884	$100.80
October 2013 - October 2013	Swap	3,259	$100.80
September 2013 - September 2013	Swap	3,897	$100.80
September 2012 - September 2012	Swap	3,998	$100.80
August 2013 - August 2013	Swap	5,980	$100.80
July 2013 - July 2013	Swap	7,132	$100.80
August 2012 - August 2012	Swap	8,296	$100.80
December 2013 - December 2013	Swap	10,042	$100.80
January 2014 - May 2014	Swap	10,083	$100.80
July 2012 - July 2012	Swap	12,048	$100.80
December 2011 - December 2011	Swap	14,582	$100.80
December 2012 - December 2012	Swap	15,140	$100.80
January 2013 - June 2013	Swap	15,542	$100.80
January 2012 - June 2012	Swap	22,125	$100.80

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
January 2014 - February 2014	Swap	82,000	$4.60
January 2013 - October 2013	Swap	104,000	$4.60
January 2012 - October 2012	Swap	227,000	$4.60
December 2011 - December 2011	Swap	350,000	$4.60
November 2012 - November 2012	Swap	125,000	$4.94
January 2014 - May 2014	Swap	129,960	$4.94
June 2014 - June 2014	Swap	129,960	$4.94
November 2013 - November 2013	Swap	134,298	$4.94
October 2013 - October 2013	Swap	154,144	$4.94
September 2013 - September 2013	Swap	154,569	$4.94
October 2012 - October 2012	Swap	156,968	$4.94
August 2013 - August 2013	Swap	171,076	$4.94
September 2012 - September 2012	Swap	176,860	$4.94
July 2013 - July 2013	Swap	185,649	$4.94
November 2011 - November 2011	Swap	198,668	$4.94
January 2013 - June 2013	Swap	200,669	$4.94
December 2013 - December 2013	Swap	200,669	$4.94
July 2012 - July 2012	Swap	223,682	$4.94
August 2012 - August 2012	Swap	231,361	$4.94
December 2012 - December 2012	Swap	241,659	$4.94
October 2011 - October 2011	Swap	264,232	$4.94
January 2012 - June 2012	Swap	318,958	$4.94
December 2011 - December 2011	Swap	422,042	$4.94
January 2013 - December 2013	Swap	47,000	$5.00
January 2012 - December 2012	Swap	112,000	$5.00
October 2011 - December 2011	Swap	321,000	$5.00
January 2012 - July 2012	Swap	53,000	$5.70
October 2011 - December 2011	Swap	78,500	$5.70
January 2012 - July 2012	Swap	5,250	$5.89
October 2011 - December 2011	Swap	6,250	$5.89
January 2012 - December 2012	Swap	26,838	$5.89
October 2011 - December 2011	Swap	93,569	$5.89

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements—Note 4—Derivative Instruments.”

Credit Risk

We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables, which totaled $7.7 million at September 30, 2011 and $4.2 million at December 31, 2010. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries, the receivables which totaled $30.0 million at September 30, 2011 and $21.8 million at December 31, 2010.

In order to minimize our exposure to credit risk, we request prepayment of costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. In addition, we monitor our exposure to counterparties on oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We historically have not required our counterparties to provide collateral to support oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. Based on the $122.7 million outstanding under the Credit Facility as of September 30, 2011, an increase of 100 basis points in the underlying interest rate would have had a $1.2 million impact on our annual interest expense. However, there is no guarantee that we will not borrow additional amounts under the Credit Facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We do not believe our variable interest rate exposure warrants entry into interest rate hedges and, therefore, we have not hedged our interest rate exposure. However, to reduce our exposure to changes in interest rates for our borrowings under the Credit Facility, we may in the future enter into interest rate risk management arrangements for a portion of our outstanding debt to alter our interest rate exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We received a Notice of Proposed Civil Penalty Assessment dated April 5, 2011 (“Notice”) from the BOEMRE for an Incident of Noncompliance (“INC”) arising from a particular well’s alleged exceedance of certain testing time limits and alleged need for certain corrective actions. The INC was issued by BOEMRE during its on-site inspection of Vermilion Area Block 124, Platform F on July 30, 2010. The Notice includes a proposed penalty of greater than $0.1 million. We requested and attended a mitigation hearing with BOEMRE on the matter as we believe that a significant threat to safety or the environment did not exist, and are seeking a reduced civil penalty based on the mitigating circumstances presented in the hearing. We have received a final decision from BOEMRE on the matter and have been assessed a penalty greater than $0.1 million of which we are in the process of an appeal to the Interior Board of Land Appeals (“IBLA”).

We are also subject to other environmental matters and regulation. For a discussion of these items, see “Environmental Matters and Regulation” in our Form S-4/A.

We are party to various other litigation matters arising in the ordinary course of business. We do not believe the outcome of these disputes or legal actions will have a material adverse effect on our financial statements.

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

The BOEMRE’s separation into two separate bureaus may result in significant added delays and expense in connection with the performance of our operations.

Effective October 1, 2011, BOEMRE was split into two federal bureaus, the Bureau of Ocean Energy Management (“BOEM”), which handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies, and the Bureau of Safety and Environmental Enforcement (“BSEE”), which is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Consequently, after October 1, 2011, we are interacting with two newly formed federal bureaus to obtain approval of our exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays and increased exploratory and production costs as the functions of the former BOEMRE are fully divested from the former agency and implemented in the two federal bureaus. These delays and costs could have a significant adverse effect on our results of operations.

Item 5. Other Information

As of September 30, 2011, we were not in compliance with the hedging requirement contained in Section 9.17 of Credit Agreement dated December 24, 2010 (as amended by that First Amendment dated May 31, 2011 and as further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) as our notional volumes exceeded 60% for the months of July through November for the years 2011, 2012, and 2013 by 3%, 8%, and 5%, respectively, of the reasonably anticipated total volume of projected production from proved, developed, and producing oil and gas properties. We received a waiver dated to be effective as of September 30, 2011 for the relevant period of non-compliance of the natural gas hedging requirement until December 31, 2011 and the crude oil hedging requirement until June 30, 2012. In return for the waiver, we have agreed to unwind some of our hedges by the stated periods to be in compliance.

In connection with the above, we entered into the Waiver, dated to be effective as of September 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, Black Elk Energy Finance Corp. and Black Elk Energy Land Operations, LLC, as Guarantors, and Capital One, N.A., as Administrative Agent, Issuing Bank and Lender (the “Waiver ”). Pursuant to the Waiver, the Administrative Agent and Lenders waived compliance with the covenant contained in Section 9.17 of the Credit Agreement to the extent required to avoid an Event of Default until December 31, 2011 for the natural gas swap agreements and June 30, 2012 for the crude oil swap agreements at which time we will comply with such covenants and unwind all swap agreements necessary for such compliance.

The foregoing description of the Waiver, is qualified in its entirety by the full text of such agreement which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011 (SEC File No. 333-174226)).

*10.1	Waiver, dated to be effective as of September 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

*31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

§ -	Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC (Registrant)

	By:	Black Elk Energy, LLC, its sole member

Date: November 10, 2011	By:	/s/ James Hagemeier
James Hagemeier
Vice President, Chief Financial Officer and Manager (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011 (SEC File No. 333-174226)).

*10.1	Waiver, dated to be effective as of September 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

*31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

§ -	Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.