Form 10-Q
period 2012-03-31
Black Elk Energy Offshore Operations, LLC
filed 2012-05-10
CIK 1518909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 7, 2012, there were 136.13 Class A Units, 10,934.585 Class B Units, 1,203.125 Class C Units and 30,000,000 Class D Units issued and outstanding.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC’S

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

(i)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,194	$17,260
Accounts receivable, net	48,688	52,439
Due from affiliates	23	23
Prepaid expenses and other	20,169	26,637
Derivative assets	939	4,216

TOTAL CURRENT ASSETS	87,013	100,575

OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $126,231 and $114,056 at March 31, 2012 and December 31, 2011, respectively	234,847	238,702

OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,067 and $870 at March 31, 2012 and December 31, 2011, respectively	2,163	2,245

OTHER ASSETS
Debt issue costs, net	8,031	8,726
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs	180,440	172,153
Other assets	1,870	3,257

TOTAL OTHER ASSETS	210,689	204,484

TOTAL ASSETS	$534,712	$546,006

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$75,557	$76,509
Asset retirement obligations	14,093	15,238
Current portion of debt and notes payable	—	4,154

TOTAL CURRENT LIABILITIES	89,650	95,901

LONG-TERM LIABILITIES
Gas imbalance payable	600	1,362
Derivative liabilities	5,565	2,116
Asset retirement obligations, net of current portion	280,231	273,448
Debt, net of current portion, net of unamortized discount of $1,058 and $1,113 at March 31, 2012 and December 31, 2011, respectively	171,942	172,887

TOTAL LONG-TERM LIABILITIES	458,338	449,813

TOTAL LIABILITIES	547,988	545,714

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY (DEFICIT)	(13,276)	292

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$534,712	$546,006

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Oil sales	$60,518	$37,412
Natural gas sales	14,316	15,107
Plant product sales and other revenue	6,604	3,308
Realized gain (loss) on derivative financial instruments	1,469	(336)
Unrealized loss on derivative financial instruments	(6,726)	(30,978)

TOTAL REVENUES	76,181	24,513

OPERATING EXPENSES:
Lease operating	43,242	23,060
Production taxes	343	29
Workover	2,569	3,163
Exploration	897	—
Depreciation, depletion and amortization	12,371	7,994
General and administrative	6,434	4,525
Accretion	9,080	3,938

TOTAL OPERATING EXPENSES	74,936	42,709

INCOME (LOSS) FROM OPERATIONS	1,245	(18,196)

OTHER INCOME (EXPENSE):
Interest income	281	6
Miscellaneous expense	(645)	(136)
Interest expense	(6,535)	(5,793)

TOTAL OTHER EXPENSE	(6,899)	(5,923)

NET LOSS	(5,654)	(24,119)
PREFERRED UNIT DIVIDENDS	1,800	—

NET LOSS ATTRIBUTABLE TO COMMON UNIT HOLDERS	$(7,454)	$(24,119)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,654)	$(24,119)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	12,371	7,994
Accretion of asset retirement obligations	9,080	3,938
Amortization of debt issue costs	1,015	544
Amortization of debt discount	55	48
Unrealized loss on derivative instruments	6,726	30,978
Changes in operating assets and liabilities:
Accounts receivable	3,751	(7,065)
Due from affiliates, net	—	(85)
Prepaid expenses and other assets	6,468	112
Accounts payable and accrued liabilities	(2,751)	(3,560)
Gas imbalance	650	761
Settlement of asset retirement obligations	(3,442)	(1,014)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,269	8,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(5,487)	(5,526)
Acquisition of oil and gas properties	(2,833)	2,219
Additions to property and equipment	(114)	(291)
Deposits	(25)	(50)
Restricted cash	—	(2,750)
Escrow payments	(8,287)	(856)

NET CASH USED IN INVESTING ACTIVITIES	(16,746)	(7,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term notes	(4,154)	(2,033)
Borrowing on bank debt	53,500	—
Payments on bank debt	(54,500)	—
Debt issuance costs	(321)	(698)
Distributions to members	(6,114)	(1,902)

NET CASH USED IN FINANCING ACTIVITIES	(11,589)	(4,633)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66)	(3,355)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,260	18,879

CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,194	$15,524

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$376	$17

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in oil and gas properties for asset retirement obligations	$—	$10,037

Paid-in-kind dividends on preferred equity and accrued distributions to members	$1,800	$—

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation of our interim and prior period results have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Recent Accounting Pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which amends fair value measurements and disclosures. The amended guidance clarifies many requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties by field to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the three months ended March 31, 2012 and 2011, we recorded no impairment charges.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

The following table reflects capitalized costs related to our oil and gas properties:

	March 31,	December 31,
	2012	2011
	(in thousands)
Proved properties	$361,078	$352,758
Unproved properties, not subject to depletion	—	—

Total capitalized costs	361,078	352,758
Accumulated depreciation, depletion, amortization and impairment	(126,231)	(114,056)

Oil and gas properties, net	$234,847	$238,702

The following table describes the changes to our asset retirement obligations:

(in thousands)
Balance at December 31, 2010	$122,242
Liabilities incurred	147,442
Liabilities settled	(8,408)
Accretion expense	27,410

Balance at December 31, 2011	288,686
Liabilities incurred	—
Liabilities settled	(3,442)
Accretion expense	9,080

Balance at March 31, 2012	$294,324

NOTE 3—ACQUISITIONS

Merit Energy Corp.

On May 31, 2011, we purchased certain properties from Merit Energy Corp. (the “Merit Acquisition”). We acquired interests in various properties across approximately 250,126 gross (127,894 net) acres in the Gulf of Mexico for a purchase price of $39 million and the assumption of $121.2 million in asset retirement obligations related to plugging and abandonment (“P&A”) obligations associated with acquired properties, subject to customary adjustments for a transaction of that type.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on May 31, 2011:

(in thousands)
Oil and gas properties	$152,782
Gas imbalances - receivable	1,487
Less:
Gas imbalances - payable	314
Asset retirement obligations	121,164

Cash paid	$32,791

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

Pro Forma Information

The following unaudited pro forma, condensed financial information for the three months ended March 31, 2011 was derived from our historical financial statements giving effect to the Merit Acquisition as if it had occurred on January 1, 2011. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the acquisition as of January 1, 2011 or the results that will be attained in the future.

Three Months Ended
March 31, 2011
(in thousands)
Revenues	$55,967
Earnings (1)	(25,884)

(1)	Earnings include revenues less lease operating expenses, exploration, marketing and transportation, workover, DD&A, accretion, and general and administrative expenses.

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

We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. We use financially settled crude oil and natural gas swaps. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. We elected not to designate any of our derivative contracts as qualifying hedges for financial reporting purposes, therefore all of the derivative instruments are categorized as standalone derivatives and are being marked-to-market with “Unrealized loss on derivative financial instruments” recorded in the consolidated statements of operations.

At March 31, 2012, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss)):

	Crude Oil				Natural Gas				Total
Period	Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price ($/ MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
Swaps:			(in thousands)				(in thousands)		(in thousands)
4/12 - 10/12	23,000	$96.90	$(1,155)	$(1,155)	227,000	$4.60	$3,452	$3,452	$2,297	$2,297
11/12 - 11/12	22,080	96.90	(172)	(172)	227,000	4.60	375	375	203	203
12/12 - 12/12	23,000	96.90	(178)	(178)	227,000	4.60	295	295	117	117
1/13 - 10/13	27,750	96.90	(1,872)	(1,872)	104,000	4.60	1,077	1,077	(795)	(795)
11/13 - 11/13	26,800	96.90	(126)	(126)	104,000	4.60	80	80	(46)	(46)
12/13 - 12/13	27,750	96.90	(116)	(116)	104,000	4.60	61	61	(55)	(55)
1/14 - 2/14	19,000	96.90	(151)	(151)	82,000	4.60	81	81	(70)	(70)
4/12 - 12/12	17,050	81.22	(3,427)	(3,427)	—	—	—	—	(3,427)	(3,427)
4/12 - 12/12	1,900	81.14	(383)	(383)	112,000	5.00	2,425	2,425	2,042	2,042
4/12 - 7/12	—	—	—	—	5,250	5.89	75	75	75	75
4/12 - 7/12	200	83.50	(16)	(16)	53,000	5.70	722	722	706	706
8/12 - 12/12	—	—	—	—	53,000	5.70	746	746	746	746
4/12 - 12/12	27,500	85.90	(4,417)	(4,417)	26,838	5.89	787	787	(3,630)	(3,630)
4/12 - 5/12	—	—	—	—	318,958	4.94	1,765	1,765	1,765	1,765
6/12 - 6/12	—	—	—	—	303,880	4.94	798	798	798	798
4/12 - 6/12	22,125	100.80	(188)	(188)	—	—	—	—	(188)	(188)
7/12 - 7/12	12,048	100.80	(43)	(43)	106,638	4.94	263	263	220	220
8/12 - 8/12	8,296	100.80	(31)	(31)	90,586	4.94	215	215	184	184
9/12 - 9/12	3,998	100.80	(15)	(15)	56,141	4.94	130	130	115	115
10/12- 10/12	1,884	100.80	(7)	(7)	41,462	4.94	92	92	85	85
11/12 - 11/12	—	—	—	—	2,951	4.94	6	6	6	6
12/12 - 12/12	15,140	100.80	(63)	(63)	106,375	4.94	172	172	109	109
1/13 - 6/13	15,542	100.80	(317)	(317)	200,669	4.94	1,701	1,701	1,384	1,384
7/13 - 7/13	7,132	100.80	(16)	(16)	148,788	4.94	188	188	172	172
8/13 - 8/13	5,980	100.80	(11)	(11)	139,212	4.94	171	171	160	160
9/13 - 9/13	3,897	100.80	(6)	(6)	116,125	4.94	141	141	135	135
10/13 - 10/13	3,259	100.80	(5)	(5)	91,166	4.94	107	107	102	102
11/13 - 11/13	—	—	—	—	64,926	4.94	69	69	69	69
12/13 - 12/13	10,042	100.80	(7)	(7)	119,462	4.94	104	104	97	97
1/14 - 5/14	10,083	100.80	23	23	129,960	4.94	534	534	557	557
6/14 - 6/14	—	—	—	—	129,960	4.94	108	108	108	108
1/13 - 12/13	19,750	85.90	(3,968)	(3,968)	47,000	5.00	748	748	(3,220)	(3,220)
1/14 - 12/14	15,000	65.00	(5,765)	(5,765)	—	—	—	—	(5,765)	(5,765)
4/12 - 4/12	51,730	102.40	(40)	(40)	—	—	—	—	(40)	(40)
5/12 - 5/12	45,340	102.40	(57)	(57)	—	—	—	—	(57)	(57)
6/12 - 6/12	36,000	102.40	(62)	(62)	—	—	—	—	(62)	(62)
7/12 - 7/12	21,110	102.40	(43)	(43)	—	—	—	—	(43)	(43)
8/12 - 8/12	22,890	102.40	(51)	(51)	—	—	—	—	(51)	(51)
9/12 - 9/12	20,930	102.40	(50)	(50)	—	—	—	—	(50)	(50)
10/12 - 10/12	23,170	102.40	(59)	(59)	—	—	—	—	(59)	(59)
11/12 - 11/12	19,290	102.40	(51)	(51)	—	—	—	—	(51)	(51)
12/12 - 12/12	24,860	102.40	(67)	(67)	—	—	—	—	(67)	(67)
1/13 - 1/13	43,510	102.40	(114)	(114)	—	—	—	—	(114)	(114)
2/13 - 2/13	29,030	102.40	(71)	(71)	—	—	—	—	(71)	(71)
3/13 - 3/13	35,760	102.40	(78)	(78)	—	—	—	—	(78)	(78)
4/13 - 4/13	28,740	102.40	(54)	(54)	—	—	—	—	(54)	(54)
5/13 - 5/13	28,540	102.40	(44)	(44)	—	—	—	—	(44)	(44)
6/13 - 6/13	22,800	102.40	(27)	(27)	—	—	—	—	(27)	(27)
7/13 - 7/13	14,700	102.40	(12)	(12)	—	—	—	—	(12)	(12)
8/13 - 8/13	14,080	102.40	(8)	(8)	—	—	—	—	(8)	(8)
9/13 - 9/13	12,390	102.40	(4)	(4)	—	—	—	—	(4)	(4)
10/13 - 10/13	13,710	102.40	(1)	(1)	—	—	—	—	(1)	(1)
11/13 - 11/13	14,320	102.40	4	4	—	—	—	—	4	4
12/13 - 12/13	19,310	102.40	13	13	—	—	—	—	13	13
1/14 - 1/14	30,600	102.40	32	32	—	—	—	—	32	32
2/14 - 2/14	22,010	102.40	31	31	—	—	—	—	31	31
3/14 - 3/14	45,910	102.40	80	80	—	—	—	—	80	80
4/14 - 4/14	41,850	102.40	86	86	—	—	—	—	86	86
5/14 - 5/14	42,530	102.40	101	101	—	—	—	—	101	101
6/14 - 6/14	48,860	102.40	131	131	—	—	—	—	131	131
7/14 - 7/14	36,680	102.40	109	109	—	—	—	—	109	109
8/14 - 8/14	35,360	102.40	114	114	—	—	—	—	114	114
9/14 - 9/14	32,290	102.40	111	111	—	—	—	—	111	111
10/14 - 10/14	32,920	102.40	119	119	—	—	—	—	119	119
11/14 - 11/14	30,000	102.40	113	113	—	—	—	—	113	113
12/14 - 12/14	41,880	102.40	167	167	—	—	—	—	167	167

			$(22,114)	$(22,114)			$17,488	$17,488	$(4,626)	$(4,626)

The following table quantifies the fair values, on a gross basis, of all of our derivative contracts and identifies the balance sheet locations as of March 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$13,755	Current	$(12,816)
	Non-current	4,967	Non-current	(10,532)

Total derivative instruments		$18,722		$(23,348)

NOTE 5—FAIR VALUE MEASUREMENTS

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2012 Using Fair Value Hierarchy
	Fair Value as of March 31, 2012	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$18,722	$—	$18,722	$—

	$18,722	$—	$18,722	$—

Liabilities
Oil and Natural Gas Derivatives	$(23,348)	$—	$(23,348)	$—

	$(23,348)	$—	$(23,348)	$—

At March 31, 2012, management estimates that the derivative contracts had a fair value of $(4.6) million. We estimated the fair value of derivative instruments using internally-developed models that use as their basis, readily observable market parameters.

The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.

As of March 31, 2012, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at March 31, 2012 was $173.0 million.

NOTE 6—DEBT AND NOTES PAYABLE

Our debt and notes payable are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Senior Secured Revolving Credit Facility	$23,000	$24,000
13.75% Senior Secured Notes, net of discount	148,942	148,887
First Insurance - note payable	—	4,154

Total debt	171,942	177,041
Less: current portion	—	(4,154)

Total long-term debt	$171,942	$172,887

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million credit facility (“the Credit Facility”) comprised of a senior secured revolving credit facility of up to $35 million and a $75 million secured letter of credit to be used exclusively for the issuance of letters of credit in support of our future P&A liabilities relating to our oil and natural gas properties. The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. On May 31, 2011, we entered into an amendment to the Credit Facility, which increased the revolving credit facility available thereunder from $35 million to $70 million and the secured letter of credit from $75 million to $125 million, based primarily on the reserves provided by the Merit Acquisition. At March 31, 2012, we had an aggregate amount of $131.8 million of indebtedness outstanding under our Credit Facility, $108.8 million that was drawn as a letter of credit in support of our P&A obligations and $23.0 million of borrowings under the revolver. We currently have $63.2 million available for additional borrowing.

A commitment of 0.5% per annum is computed based on the unused borrowing base and paid quarterly. For the three months ended March 31, 2012, we recognized $33,292 in commitment fees, which have been included in “Interest expense” on the consolidated statements of operations. A letter of credit fee is computed based on the same applicable margin used to determine the interest rate to Eurodollar loans times the stated face amount of each letter of credit.

The Credit Facility is secured by mortgages on at least 80% of the total value of the proved oil and gas reserves. The borrowing base is re-determined semi-annually on or around April 1st and October 1st of each year. We and the administrative agent may each elect to cause the borrowing base to be re-determined one time between scheduled semi-annual redetermination periods.

The Credit Facility requires us and our subsidiaries to maintain certain financial covenants. Specifically, we may not permit, in each case as calculated as of the end of each fiscal quarter, our total leverage ratio to be more than 2.5 to 1.0, our interest rate coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our revolving Credit Facility) to be less than 1.0 to 1.0. In addition, we and our subsidiaries are subject to various covenants, including those limiting distributions and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments. As of March 31, 2012, we were in compliance with all covenants.

13.75% Senior Secured Notes

On November 23, 2010, we issued $150 million face value of 13.75% Notes discounted at 99.109%. The net proceeds were used to repay all of the outstanding indebtedness under our revolving credit facility, to fund Bureau of Ocean Energy Management, Regulation and Enforcement collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually, on June 1 and December 1 of each year, in arrears which commenced on June 1, 2011. The Notes will mature on December 1, 2015, of which all principal then outstanding will be due. As of March 31, 2012, the recorded value of the Notes was $148.9 million, which includes the unamortized discount of $1.1 million. We incurred underwriting and debt issue costs of $7.2 million, which have been capitalized and will be amortized over the life of the Notes.

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

The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Our capital expenditure requirement was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of $60 million for the fiscal year ending December 31, 2011 and 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. As of March 31, 2012, we were in compliance with our covenants under the Indenture.

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

The amounts of required principal payments based on our outstanding debt amounts as of March 31, 2012, were as follows:

Period Ending March 31,	(in thousands)
2013	$—
2014	23,000
2015	—
2016	150,000
2017	—

173,000
Unamortized discount on 13.75% Senior Secured Notes	(1,058)

Total debt	$171,942

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

The newly issued Class D Units are non-voting units having an aggregate liquidation preference of $30 million and accruing dividends payable in kind at a rate per annum of 24%. As of March 31, 2012 and December 31, 2011, we have accrued dividends in the amounts of $6.0 million and $4.2 million, respectively, that are included in “Members’ Equity (Deficit)” on the consolidated balance sheets.

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

Approximate future minimum lease payments for operating leases at March 31, 2012 were as follows:

Period Ending March 31,	(in thousands)
2013	$2,737
2014	2,402
2015	2,104
2016	1,909
2017	1,703
Thereafter	5,743

$16,598

Pursuant to the purchase agreement from W&T Offshore, Inc. (the “W&T Acquisition”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired, respectively, in maximum aggregate principal amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of March 31, 2012, we have funded $10.3 million into the non-operating escrow account, leaving $20.9 million to be funded through May 1, 2017.

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

Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired, the principal amount of $13.1 million for future P&A costs that may be incurred on such properties. As of March 31, 2012, we have funded $4.7 million, leaving $8.4 million to be funded through February 2014.

In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an aggregate principal amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011. As of March 31, 2012, we have funded $20.0 million, leaving $40.0 million to be funded through November 2013.

NOTE 9—RELATED PARTY TRANSACTIONS

We paid for certain operating and general and administration expenses on behalf of Black Elk Energy, LLC, the parent company of Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. At March 31, 2012 and December 31, 2011, we had receivables from Black Elk Energy, LLC in the amount of $22,430 and $22,430, respectively.

For the three months ended March 31, 2012, we paid $0.1 million to Up and Running Solutions, LLC, for IT consulting services. Up and Running Solutions, LLC is owned by the wife of an employee, David Cantu (a member of our management team). At March 31, 2012 and December 31, 2011, the outstanding amount due to Up and Running Solutions, LLC was ($26,875) and $0.1 million, respectively.

During 2011, we entered into a contribution agreement with Platinum. See Note 7.

In October 2010, Freedom Logistics LLC (“Freedom”) was formed by Platinum, our majority equity holder, and Freedom HHC Management, LLC, the members of which are Messers. John Hoffman (our President and Chief Executive Officer), James Hagemeier (our Chief Financial Officer) and David Cantu (a member of our management), to hold two helicopters. We guaranteed the purchase of the two helicopters by Freedom in the aggregate principal amount of $3.2 million. As of March 31, 2012 and December 31, 2011, the balance of the loan was $2.9 and $3.0 million, respectively.

In April 2011, Freedom Well Services (“FWS”) was formed by us, certain members of our management, Freedom Well Services Employee Incentive, LLC and Platinum, our majority equity holder, to provide well P&A services, slick line and electronic line operations and platform decommissioning and removal of consulting services. Although we did not contribute capital for start-up costs, we funded the purchase of equipment as a prepayment for services rendered with the expectation that the prepayment will be reimbursed as the business continues to grow and generate cash flows. As of March 31, 2012 and December 31, 2011, we have advanced $7.6 million and $6.6 million, respectively, to FWS which is included in “Prepaid expenses and other” on our balance sheet.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

These forward-looking statements are based on our current expectations and assumptions about future events and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Item 1A. Risk Factors” in this Form 10-Q and in our 2011 Form 10-K.

These factors include risks summarized below

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no responsibility to publicly release the results of any revisions of our forward-looking statements after the date they are made.

Should one or more of the risks or uncertainties described in “Item 1A. Risk Factors” in our 2011 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement.

All forward-looking statements, express or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as required by law, we undertake no obligations to update, revise or release any revisions to any forward-looking statements to reflect events or circumstances occurring after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factors, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Overview

We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. We seek to acquire and exploit properties with proved developed reserves, proved developed non-producing reserves and proved undeveloped reserves. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of March 31, 2012, we held an aggregate net interest in approximately 624,500 gross (285,100 net) acres under lease and had an interest in 1,214 gross wells, 359 of which are producing.

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

On October 29, 2009, we completed the W&T Acquisition, purchasing interests in approximately 35 fields and 350 wells across approximately 195,000 gross (71,000 net) acres primarily located in U.S. federal waters in the Outer Continental Shelf.

In 2010, we completed two acquisitions, which increased the geographic diversity of our portfolio. During the first quarter of 2010, we acquired properties in the Gulf of Mexico, primarily located within Texas state waters from Chroma Oil & Gas, LP. This acquisition consisted of six fields and added interests in an additional 40 wells and approximately 13,900 gross (6,400) net acres to our portfolio. On September 30, 2010, we acquired 27 properties across approximately 195,944 gross (103,130 net) acres in the Gulf of Mexico from Nippon Oil Exploration U.S.A. The Nippon Acquisition included 90 producing wells, 223 wellbores, 41 platforms, and 19 producing fields.

In February 2011, we acquired additional properties in the Gulf of Mexico, strategically located among our existing assets from Maritech Resources Incorporated. The Maritech Acquisition consisted of eight fields and added interests in 105 gross (43 net) wells and approximately 45,500 gross (22,200 net) acres.

On May 31, 2011, we completed our purchase of certain properties from Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P. (the “Merit Entities”). We acquired interests in various properties across approximately 250,126 gross (127,894 net) acres in the Gulf of Mexico. In connection with the Merit Acquisition, we entered into a contribution agreement with Platinum, whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivables, in exchange for 30 million of our Class D Units.

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

From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three months ended March 31, 2012 and 2011 are shown in the table below.

	Three Months Ended
	March 31,
	2012	2011
Oil:
Average price before effects of hedges ($/Bbl) (1)	$114.42	$99.49
Average price after effects of hedges ($/Bbl)	107.92	93.15
Average price differentials (2)	11.43	5.03

Gas:
Average price before effects of hedges ($/Mcf)(1)	$2.55	$4.52
Average price after effects of hedges ($/Mcf)	3.43	5.13
Average price differentials(2)	0.11	0.34

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.
(2)	Price differential compares realized oil and natural gas prices, without giving effect to realized derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

The United States and other world economies suffered a severe recession extending into 2012 and economic conditions continue to remain uncertain. These uncertain economic conditions reduced demand for oil and natural gas, resulting in a decline in natural gas prices received for our production in 2011 and 2012. While oil prices have strengthened over the past year, both oil and natural gas prices remain unstable and we expect them to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America.

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

Impact of Deepwater Horizon Incident and Federal Deepwater Moratorium

In April 2010, the Deepwater Horizon, a drilling platform operated by British Petroleum PLC in ultra deepwater in the U.S. Gulf of Mexico, sank after an apparent blowout and fire. The resulting leak caused a significant oil spill. In response to the explosion and spill, the U.S. Department of the Interior, initially through its federal Mineral Management Services (“MMS”) and subsequently through the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) implemented a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling sidetracks and bypasses of wells beginning in May 2010 until the moratorium was lifted by the Department of the Interior in October 2010.

In addition, while the moratorium was in place, the BOEMRE issued a series of notices to lessees and operators (“NTLs”) or regulatory requirements imposing new standards and permitting procedures for new wells to be drilled in federal waters of the Outer Continental Shelf (“OCS”). These requirements include the following:

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

The following table contains certain financial and operational data for each of the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Average daily sales:
Oil (Boepd)	5,812	4,178
Natural gas (Mcfpd)	61,682	37,165
Plant products (Galpd)	39,491	23,760
Oil equivalents (Boepd)	17,033	10,938

Average realized prices (1):
Oil ($/Bbl)	$107.92	$93.15
Natural gas ($/Mcf)	3.43	5.13
Plant products ($/Gallon)	1.19	1.01
Oil equivalents ($/Boe)	51.99	55.20

Costs and Expenses:
Lease operating expense ($/Boe)	27.90	23.43
Production tax expense ($/Boe)	0.22	0.03
General and administrative expense ($/Boe)	4.15	4.60
Net income (loss) (in thousands)	(5,654)	(24,119)
Adjusted EBITDA(2) (in thousands)	29,058	24,584

(1)	Average realized prices presented give effect to our hedging.
(2)	Adjusted EBITDA is defined as net income (loss) before interest expense, unrealized gain/loss on derivative instruments, accretion and depreciation, depletion and amortization. Adjusted EBITDA is not a measure of net income (loss) or cash flows as determined by GAAP, and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We present Adjusted EBITDA because it is frequently used by securities analysts, investors and other interested parties in the evaluation of high-yield issuers, many of whom present Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. A reconciliation table is provided below to illustrate how we derive Adjusted EBITDA.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net loss	$(5,654)	$(24,119)
Adjusted EBITDA	$29,058	$24,584

Reconciliation of Net loss to Adjusted EBITDA
Net loss	$(5,654)	$(24,119)
Interest expense	6,535	5,793
Unrealized loss on derivative instruments	6,726	30,978
Accretion	9,080	3,938
Depreciation, depletion and amortization	12,371	7,994

Adjusted EBITDA	$29,058	$24,584

Results of Operations

The following table sets forth certain information with respect to oil and gas operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change	% Change
PRODUCTION:
Oil (MBbl)	529	376	153	41%
Natural gas (MMcf)	5,613	3,345	2,268	68%
Plant products (MGal)	3,594	2,138	1,456	68%
Total (Mboe)	1,550	984	566	58%

REVENUES:
Oil sales	$60,518	$37,412	$23,106	62%
Natural gas sales	14,316	15,107	(791)	-5%
Plant product sales and other revenue	6,604	3,308	3,296	100%
Realized gain (loss) on derivative financial instruments	1,469	(336)	1,805	-537%
Unrealized loss on derivative financial instruments	(6,726)	(30,978)	24,252	-78%

TOTAL REVENUES	76,181	24,513	51,668	211%

OPERATING EXPENSES:
Lease operating	43,242	23,060	20,182	88%
Production taxes	343	29	314	1083%
Workover	2,569	3,163	(594)	-19%
Exploration	897	—	897	100%
Depreciation, depletion and amortization	12,371	7,994	4,377	55%
General and administrative	6,434	4,525	1,909	42%
Accretion	9,080	3,938	5,142	131%

TOTAL OPERATING EXPENSES	74,936	42,709	32,227	75%

INCOME (LOSS) FROM OPERATIONS	1,245	(18,196)	19,441	-107%

OTHER INCOME (EXPENSE):
Interest income	281	6	275	4583%
Miscellaneous expense	(645)	(136)	(509)	374%
Interest expense	(6,535)	(5,793)	(742)	13%

TOTAL OTHER EXPENSE	(6,899)	(5,923)	(976)	16%

NET LOSS	$(5,654)	$(24,119)	$18,465	-77%

Production

Oil and natural gas production. Total oil, natural gas and plant product production of 1,550 MBoe increased 566 MBoe, or 58%, during the three months ended March 31, 2012, compared to the same period in 2011. The increase in production during 2012 was primarily a result of properties acquired in the Maritech Acquisition in February 2011 (32 MBoe) and the Merit Acquisition in May 2011 (558 MBoe).

Revenues

Total revenues. Total revenues for the three months ended March 31, 2012 of $76.2 million increased $51.7 million, or 211%, over the comparable period in 2011. The increase in revenues during 2012 was a result of increased production related to the properties acquired in the Maritech Acquisition ($2.1 million) and the Merit Acquisition ($28.7 million) and higher oil prices which were partially offset by lower natural gas prices.

We entered into certain oil and natural gas commodity derivative contracts in 2012 and 2011. We realized a gain on these derivative contracts in the amount of $1.5 million for the three months ended March 31, 2012 and realized a loss of $0.3 million for the three months ending March 31, 2011. We recognized an unrealized loss of $6.7 million for the three months ended March 31, 2012 and an unrealized loss of $31.0 million in the same period in 2011. Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, increased $25.6 million, or 46% for the three months ended March 31, 2012 compared to the same period in 2011 as a result of increased oil, natural gas and plant products production from the acquisitions and higher oil prices.

Excluding hedges, we realized average oil prices of $114.42 per barrel and $99.49 per barrel and gas prices of $2.55 per Mcf and $4.52 per Mcf for the three months ended March 31, 2012 and 2011, respectively. Although average prices realized from the sale of oil reflected the economic turnaround that began during 2011, economic conditions continue to remain uncertain. Oil and natural gas prices will remain unstable and we expect them to be volatile in the future.

Operating Expenses

Lease operating costs. Our lease operating costs for the three months ended March 31, 2012 increased to $43.2 million, or $27.90 per Boe. For the three months ended March 31, 2011, our lease operating costs were $23.1 million, or $23.43 per Boe. The increase in lease operating costs during 2012 is directly related to the increase in properties from the Maritech and the Merit Acquisitions. The increase in cost per Boe during 2012 is primarily attributable to a mix of increased properties and certain non-recurring safety and regulatory costs on the newly acquired properties.

Workover costs. Our workover costs for the three months ended March 31, 2012 were $2.6 million, a decrease of $0.6 million compared to the same period in 2011. For the three months ended March 31, 2012, Galveston 389/424, High Island A443, Eugene Island 331, Eugene Island 240 and West Delta 31/32 were the primary workover expense projects.

Depreciation, depletion and amortization. DD&A expense was $12.4 million, or $7.98 per Boe, for the three months ended March 31, 2012 and $8.0 million, or $8.12 per Boe, for the three months ended 2011. In 2012, the increase in DD&A was a result of increased production associated with the properties acquired in 2011. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations.

General and administrative expenses. G&A expense was $6.4 million, or $4.15 per Boe, for the three months ended March 31, 2012 and $4.5 million, or $4.60 per Boe, for the same period in 2011. The increase in G&A expense in 2012 resulted principally from costs associated with the increase in staff and related administrative costs attributable to our growth in 2011.

Accretion expense. We recognized accretion expense of $9.1 million for the three months ended March 31, 2012 compared to $3.9 million for the three months ended March 31, 2011. The increase in accretion expense in 2012 was attributable to assumed asset retirement obligations related to our acquisitions in 2011.

Interest expense. Interest expense of $6.5 million increased $0.7 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase of interest expense in 2012 compared to 2011 was a result of borrowing on the Credit Facility to fund the Merit P&A obligation.

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

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million Credit Facility with Capital One, N.A., as administrative agent and a lender thereunder. The Credit Facility is comprised of (1) a senior secured reserve-based revolver, under which our initial borrowing base was set at $35 million and (2) a $75 million secured letter of credit facility, which is to be used exclusively for the issuance of letters of credit in support of our future P&A obligations relating to our oil and gas properties. The borrowing base under our revolving credit facility is subject to redetermination on a semi-annual basis, effective April 1 and October 1, and up to one additional time during any six month period, as may be requested by either us or the administrative agent, acting at the direction of the majority of the lenders. The borrowing base will be determined by the administrative agent in its sole discretion and consistent with its normal oil and gas lending criteria in existence at that particular time. Our obligations under the Credit Facility are guaranteed by our existing subsidiaries and are secured on a first-priority basis by all of our and our subsidiaries’ assets, in the case of the revolver, and by cash collateral, in the case of the letter of credit facility. The Credit Facility has a maturity date of December 31, 2013.

The Credit Facility is subject to certain customary fees and expenses of the lenders and administrative agent thereunder.

The Credit Facility contains customary covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interests, pay dividends, make acquisitions, loans, advances or investments, sell or otherwise transfer assets, enter into transactions with affiliates or change our line of business.

The Credit Facility requires that the ratio of our consolidated current assets to our consolidated current liabilities never be less than 1.0 to 1.0. In addition, our Credit Facility requires that as of the end of each quarter, our ratio of consolidated EBITDA to our consolidated interest charges for the four immediately preceding consecutive fiscal quarters never be less than 3.0 to 1.0.

The Credit Facility provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross defaults to other material indebtedness, including the notes, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default.

On May 31, 2011, we entered into an amendment to the Credit Facility that (1) increased the amount available for borrowing thereunder from $35 million to $70 million and (2) increased the secured letter of credit from $75 million to $125 million.

As of March 31, 2012, we were in compliance with all covenants.

As of March 31, 2012, letters of credit in the aggregate amount of $108.8 million were outstanding under this facility and we had $23.0 million in borrowings under the revolver. As of May 7, 2012, $27.8 million was available for additional borrowings, including $21.5 million under the revolver.

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

As of March 31, 2012, we were in compliance with our covenants under the Indenture.

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

At March 31, 2012, Platinum has contributed a total of $15.1 million in cash and $14.9 million remains in financial instruments deemed by us to be a cash equivalent.

Capital Expenditure Budget

We expect total capital expenditures to be $49.9 million for 2012 (excluding expenditures directly related to any acquisitions). Approximately $8.4 million was expended in the first three months of 2012 for various projects including recompletions and drilling, and the remaining $41.5 million will be used for drilling and development during the remainder of the year. The capital expenditure limitation set forth in the Indenture was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year after December 31, 2011.

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

To date, our 2012 capital expenditures have been funded from borrowings under our line of credit and cash flows from operations. We believe the borrowings under our Credit Facility, together with cash flows from operations, should be sufficient to fund the remainder of our 2012 capital expenditures.

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

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$28,269	$8,532
Net cash used in investing activities	(16,746)	(7,254)
Net cash used in financing activities	(11,589)	(4,633)

Net decrease in cash and equivalents	$(66)	$(3,355)

Cash flows provided by operating activities. Cash provided by operating activities totaling $28.3 million during the three months ended March 31, 2012 compared to $8.5 million during the three months ended March 31, 2011. The increase in operating cash flows was principally attributable to higher net income as a result of the 2011 acquisitions.

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

Cash flows used in investing activities. Cash used in investing activities totaling $16.7 million in the three months ended March 31, 2012 was primarily attributable to oil and gas property additions, the assets purchased in the Merit Acquisition and the funding of the future P&A obligations through escrow; cash used in investing activities in the comparable period of 2011 totaling $7.3 million was attributable to the assets purchased in the Maritech Acquisition and the funding of the future P&A obligations through escrow and restricted cash.

Cash flows used in financing activities. Cash flows used in financing activities of $11.6 million in the three months ended March 31, 2012 were attributable to payments on the Credit Facility and short term notes, tax distributions to members and debt issue costs partially offset by borrowings on the Credit Facility. Cash used in financing activities of $4.6 million during the three months ended March 31, 2011 related primarily to the repayment of short term notes payable, tax distributions to members and debt issuance costs of the Notes.

Asset Retirement Obligations

As many as four times per year we review, and, to the extent necessary, revise our asset retirement obligation estimates. In 2011, we increased our asset retirement obligations by $166.4 million, primarily as a result of the Maritech Acquisition and the Merit Acquisition, and recognized $27.4 million in accretion expense. As of March 31, 2012, we increased our asset retirement obligations by $5.6 million and for the three months ended March 31, 2012, we recognized $9.1 million in accretion expense.

At March 31, 2012 and December 31, 2011, we recorded total asset retirement obligations of $294.3 million and $288.7 million, respectively, and have funded approximately $180.4 million and $172.2 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of March 31, 2012 and December 31, 2011, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at March 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$173,000	$—	$23,000	$150,000	$—
Interest on debt and notes payable	77,239	21,555	41,934	13,750	—
Operating leases (1)	16,598	2,737	4,506	3,612	5,743

Total contractual obligations	266,837	24,292	69,440	167,362	5,743
Other Obligations
Asset retirement obligations (2)	294,324	14,093	203,617	35,228	41,386

Total obligations	$561,161	$38,385	$273,057	$202,590	$47,129

(1)	Consists of office space leases for our Houston, Texas offices and services provided in the office.
(2)	Asset retirement obligations will be partially funded via the escrow.

Off-Balance Sheet Arrangements

In October 2010, we guaranteed a loan in the aggregate principal amount of $3.2 million for a related party which is not consolidated in our financials as the entity is not material to us. At March 31, 2012, the balance of the loan was $2.9 million and has a maturity date of October 8, 2013. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At March 31, 2012, commodity derivative instruments were in place covering approximately 67% of our projected oil sales volumes and 40% of our projected natural gas volumes through 2012.

Please see “Notes to Consolidated Financial Statements—Note 4—Derivative Instruments” for additional discussion regarding the accounting applicable to our hedging program.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition” is based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in Note 2 to our consolidated financial statements as well as in “Management’s Discussion and Analysis of Financial Condition” included in our 2011 Form 10-K.

Inflation and Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three months ended March 31, 2012, we received an average of $114.42 per barrel of oil and $2.55 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts compared to $99.49 per barrel of oil and $4.52 per Mcf of natural gas, respectively, in the three months ended March 31, 2011. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. We expect these costs to reflect upward pressure during 2012 as a result of the improvements in oil prices in 2011 and 2012.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our annualized production for the three months ended March 31, 2012, our annual revenue would increase or decrease by approximately $21.2 million for each $10.00 per barrel change in oil prices and $22.5 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our total annual production for the year ended December 31, 2011, our revenues would have increased or decreased by approximately $19.9 million for each $10.00 per barrel change in oil prices and $18.2 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.

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

At March 31, 2012, the fair value of our commodity derivatives were included in the consolidated balance sheets for approximately $0.9 million as current assets and $5.6 million as long-term liabilities. At December 31, 2011, the fair value of our commodity derivatives were approximately $4.2 million as current assets and $2.1 million as long-term liabilities. For the three months ended March 31, 2012, we realized a net increase in oil and natural gas revenues related to hedging transactions of approximately $1.5 million and a decrease for the same period in 2011 of $0.3 million.

As of March 31, 2012, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
April 2012 - April 2012	Swap	51,730	$102.40
June 2014 - June 2014	Swap	48,860	$102.40
March 2014 - March 2014	Swap	45,910	$102.40
May 2012 - May 2012	Swap	45,340	$102.40
January 2013 - January 2013	Swap	43,510	$102.40
May 2014 - May 2014	Swap	42,530	$102.40
December 2014 - December 2014	Swap	41,880	$102.40
April 2014 - April 2014	Swap	41,850	$102.40
July 2014 - July 2014	Swap	36,680	$102.40
June 2012 - June 2012	Swap	36,000	$102.40
March 2013 - March 2013	Swap	35,760	$102.40
August 2014 - August 2014	Swap	35,360	$102.40
October 2014 - October 2014	Swap	32,920	$102.40
September 2014 - September 2014	Swap	32,290	$102.40
January 2014 - January 2014	Swap	30,600	$102.40
November 2014 - November 2014	Swap	30,000	$102.40
February 2013 - February 2013	Swap	29,030	$102.40
April 2013 - April 2013	Swap	28,740	$102.40
May 2013 - May 2013	Swap	28,540	$102.40
December 2013 - December 2013	Swap	27,750	$96.90
January 2013 - October 2013	Swap	27,750	$96.90
April 2012 - December 2012	Swap	27,500	$85.90
November 2013 - November 2013	Swap	26,800	$96.90
December 2012 - December 2012	Swap	24,860	$102.40
October 2012 - October 2012	Swap	23,170	$102.40
December 2012 - December 2012	Swap	23,000	$96.90
April 2012 - October 2012	Swap	23,000	$96.90
August 2012 - August 2012	Swap	22,890	$102.40
June 2013 - June 2013	Swap	22,800	$102.40
April 2012 - June 2012	Swap	22,125	$100.80
November 2012 - November 2012	Swap	22,080	$96.90
February 2014 - February 2014	Swap	22,010	$102.40
July 2012 - July 2012	Swap	21,110	$102.40
September 2012 - September 2012	Swap	20,930	$102.40
January 2013 - December 2013	Swap	19,750	$85.90
December 2013 - December 2013	Swap	19,310	$102.40
November 2012 - November 2012	Swap	19,290	$102.40
January 2014 - February 2014	Swap	19,000	$96.90
April 2012 - December 2012	Swap	17,050	$81.22
January 2013 - June 2013	Swap	15,542	$100.80
December 2012 - December 2012	Swap	15,140	$100.80
January 2014 - December 2014	Swap	15,000	$65.00
July 2013 - July 2013	Swap	14,700	$102.40
November 2013 - November 2013	Swap	14,320	$102.40
August 2013 - August 2013	Swap	14,080	$102.40
October 2013 - October 2013	Swap	13,710	$102.40
September 2013 - September 2013	Swap	12,390	$102.40
July 2012 - July 2012	Swap	12,048	$100.80
January 2014 - May 2014	Swap	10,083	$100.80
December 2013 - December 2013	Swap	10,042	$100.80
August 2012 - August 2012	Swap	8,296	$100.80
July 2013 - July 2013	Swap	7,132	$100.80
August 2013 - August 2013	Swap	5,980	$100.80
September 2012 - September 2012	Swap	3,998	$100.80
September 2013 - September 2013	Swap	3,897	$100.80
October 2013 - October 2013	Swap	3,259	$100.80
April 2012 - December 2012	Swap	1,900	$81.14
October 2012 - October 2012	Swap	1,884	$100.80
April 2012 - July 2012	Swap	200	$83.50

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
April 2012 - May 2012	Swap	318,958	$4.94
June 2012 - June 2012	Swap	303,880	$4.94
April 2012 - December 2012	Swap	227,000	$4.60
January 2013 - June 2013	Swap	200,669	$4.94
July 2013 - July 2013	Swap	148,788	$4.94
August 2013 - August 2013	Swap	139,212	$4.94
January 2014 - June 2014	Swap	129,960	$4.94
December 2013 - December 2013	Swap	119,462	$4.94
September 2013 - September 2013	Swap	116,125	$4.94
April 2012 - December 2012	Swap	112,000	$5.00
July 2012 - July 2012	Swap	106,638	$4.94
December 2012 - December 2012	Swap	106,375	$4.94
January 2013 - December 2013	Swap	104,000	$4.60
October 2013 - October 2013	Swap	91,166	$4.94
August 2012 - August 2012	Swap	90,586	$4.94
January 2014 - February 2014	Swap	82,000	$4.60
November 2013 - November 2013	Swap	64,926	$4.94
September 2012 - September 2012	Swap	56,141	$4.94
April 2012 - December 2012	Swap	53,000	$5.70
January 2013 - December 2013	Swap	47,000	$5.00
October 2012 - October 2012	Swap	41,462	$4.94
April 2012 - December 2012	Swap	26,838	$5.89
April 2012 - July 2012	Swap	5,250	$5.89
November 2012 - November 2012	Swap	2,951	$4.94

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements—Note 4—Derivative Instruments.”

Credit Risk

We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables, which totaled $8.5 million at March 31, 2012 and $10.5 million at December 31, 2011. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries, the receivables which totaled $34.4 million at March 31, 2012 and $35.9 million at December 31, 2011.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. Based on the $131.8 million outstanding under the Credit Facility as of March 31, 2012, an increase of 100 basis points in the underlying interest rate would have had a $1.3 million impact on our annual interest expense. However, there is no guarantee that we will not borrow additional amounts under the Credit Facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We do not believe our variable interest rate exposure warrants entry into interest rate hedges and, therefore, we have not hedged our interest rate exposure. However, to reduce our exposure to changes in interest rates for our borrowings under the Credit Facility, we may in the future enter into interest rate risk management arrangements for a portion of our outstanding debt to alter our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to other environmental matters and regulation. For a discussion of these items, see “Business—Environmental Matters and Regulation” in our 2011 Form 10-K.

We are party to various other litigation matters arising in the ordinary course of business. We do not believe the outcome of these disputes or legal actions will have a material adverse effect on our financial statements.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our 2011 Form 10-K. The risks described in the 2011 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in the 2011 Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

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

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC (Registrant)

	By:	Black Elk Energy, LLC, its sole member

Date: May 10, 2012	By:	/s/ James Hagemeier
James Hagemeier
Vice President, Chief Financial Officer and Manager (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011 (SEC File No. 333-174226)).

*31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

§-	Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.