Form 10-Q
period 2012-06-30
Black Elk Energy Offshore Operations, LLC
filed 2012-08-10
CIK 1518909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 7, 2012, there were 136.13 Class A Units, 10,934.585 Class B Units, 1,203.125 Class C Units and 30,000,000 Class D Units issued and outstanding.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC’S

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

(i)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,946	$17,260
Accounts receivable, net	40,418	52,439
Due from affiliates	23	23
Prepaid expenses and other	39,830	26,637
Derivative assets	17,121	4,216

TOTAL CURRENT ASSETS	114,338	100,575

OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $141,210 and $114,056 at June 30, 2012 and December 31, 2011, respectively	225,968	238,702

OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,271 and $870 at June 30, 2012 and December 31, 2011, respectively	1,975	2,245

OTHER ASSETS
Debt issue costs, net	8,570	8,726
Derivative assets	8,482	—
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs	202,869	172,153
Other assets	2,111	3,257

TOTAL OTHER ASSETS	242,380	204,484

TOTAL ASSETS	$584,661	$546,006

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$65,266	$72,309
Asset retirement obligations	16,233	15,238
Current portion of debt and notes payable	14,139	4,154

TOTAL CURRENT LIABILITIES	95,638	91,701

LONG-TERM LIABILITIES
Gas imbalance payable	935	1,362
Dividends payable	7,944	4,200
Derivative liabilities	—	2,116
Asset retirement obligations, net of current portion	283,855	273,448
Debt, net of current portion, net of unamortized discount of $1,002 and $1,113 at June 30, 2012 and December 31, 2011, respectively	196,998	172,887

TOTAL LONG-TERM LIABILITIES	489,732	454,013

TOTAL LIABILITIES	585,370	545,714

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY (DEFICIT)	(709)	292

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$584,661	$546,006

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Oil sales	$54,202	$53,156	$114,720	$90,568
Natural gas sales	9,149	19,883	23,465	34,990
Plant product sales and other revenue	6,577	4,806	13,181	8,114
Realized gain (loss) on derivative financial instruments	6,436	(2,746)	7,905	(3,082)
Unrealized gain (loss) on derivative financial instruments	30,230	23,750	23,504	(7,228)

TOTAL REVENUES	106,594	98,849	182,775	123,362

OPERATING EXPENSES:
Lease operating	43,973	29,815	87,215	52,875
Production taxes	209	179	552	208
Workover	3,521	2,383	6,090	5,546
Exploration	41	—	938	—
Depreciation, depletion and amortization	11,873	9,613	24,244	17,607
Impairment	3,311	4,323	3,311	4,323
General and administrative	5,933	7,346	12,367	11,871
Accretion	8,892	5,444	17,972	9,382
Loss (gain) on sale of asset	120	(142)	120	(142)

TOTAL OPERATING EXPENSES	77,873	58,961	152,809	101,670

INCOME FROM OPERATIONS	28,721	39,888	29,966	21,692

OTHER INCOME (EXPENSE):
Interest income	13	220	294	227
Miscellaneous expense	(844)	(5,453)	(1,489)	(5,590)
Interest expense	(6,373)	(6,609)	(12,908)	(12,402)

TOTAL OTHER EXPENSE	(7,204)	(11,842)	(14,103)	(17,765)

NET INCOME	21,517	28,046	15,863	3,927
PREFERRED UNIT DIVIDENDS	1,944	600	3,744	600

NET INCOME ATTRIBUTABLE TO COMMON UNIT HOLDERS	$19,573	$27,446	$12,119	$3,327

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,863	$3,927

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	24,244	17,607
Impairment of oil and gas properties	3,311	4,323
Accretion of asset retirement obligations	17,972	9,382
Amortization of debt issue costs	2,194	1,161
Accretion of debt discount	111	98
Unrealized (gain) loss on derivative instruments	(23,504)	7,228
Loss (gain) on sale of asset	120	(142)
Changes in operating assets and liabilities:
Accounts receivable	12,021	(14,787)
Due from affiliates, net	—	13
Prepaid expenses and other assets	(13,193)	(18,208)
Accounts payable and accrued liabilities	(7,043)	12,713
Gas imbalance	744	(3,416)
Settlement of asset retirement obligations	(6,570)	(1,690)

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,270	18,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(10,965)	(12,290)
Acquisition of oil and gas properties	(3,455)	(30,497)
Sale of oil and gas properties	(119)	150
Additions to property and equipment	(131)	(824)
Deposits	(25)	(201)
Escrow payments	(30,716)	(39,657)

NET CASH USED IN INVESTING ACTIVITIES	(45,411)	(83,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term notes	17,645	14,463
Payments on short term notes	(7,660)	—
Borrowings on bank debt	121,000	69,505
Payments on bank debt	(97,000)	(42,504)
Debt issuance costs	(2,038)	(2,193)
Contributions from members	—	30,000
Distributions to members	(13,120)	(4,160)

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,827	65,111

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(314)	1

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,260	18,879

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,946	$18,880

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,531	$11,048

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in oil and gas properties for asset retirement obligations	$—	$117,719

Increase in asset retirement obligation escrow receivable	$—	$20,348

Paid-in-kind dividends on preferred equity and accrued distributions to members	$3,744	$3,553

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

Reclassifications: Certain reclassifications have been made to conform 2011 balances to our 2012 presentation. Such reclassifications had no effect on net income or cash flow.

Principles of Consolidation: The consolidated financial statements include the accounts of Black Elk Energy Offshore Operations, LLC and our wholly-owned subsidiaries, Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on historical experience, current factors and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates.

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

Recent Accounting Pronouncements: In May 2011, the FASB issued authoritative guidance which amends fair value measurements and disclosures. The amended guidance clarifies many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties by field to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the three and six months ended June 30, 2012, we recorded an impairment charge of $3.3 million. For the three and six months ended June 30, 2011, we recorded an impairment charge of $4.3 million.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

The following table reflects capitalized costs related to our oil and gas properties:

	June 30, 2012	December 31, 2011
	(in thousands)
Proved properties	$367,178	$352,758
Unproved properties, not subject to depletion	—	—

Total capitalized costs	367,178	352,758
Accumulated depreciation, depletion, amortization and impairment	(141,210)	(114,056)

Oil and gas properties, net	$225,968	$238,702

The following table describes the changes to our asset retirement obligations:

(in thousands)
Balance at December 31, 2011	$288,686
Liabilities settled	(6,570)
Accretion expense	17,972

Balance at June 30, 2012	$300,088

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on May 31, 2011:

(in thousands)
Oil and gas properties	$153,404
Gas imbalances - receivable	1,487
Less:
Gas imbalances - payable	314
Asset retirement obligations	121,164

Cash paid	$33,413

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

NOTE 4—DERIVATIVE INSTRUMENTS

In accordance with authoritative guidance on derivatives and hedging, all derivative instruments are measured at each period end and are recorded on the consolidated balance sheets at fair value. Derivative contracts that are designated as part of a qualifying cash flow hedge, per the accounting guidance, are granted hedge accounting thereby allowing us to treat the effective changes in the fair value of the derivative instrument in accumulated other comprehensive income, while recording the ineffective portion as an adjustment to unrealized gain (loss). Derivative contracts that are not designated as part of a valid qualifying hedge or fail to meet the requirements of the pronouncement as a highly effective hedge, are treated by recording the changes in the fair value from period to period, through earnings. The amounts paid or received upon each monthly settlement, are recorded as realized gain (loss) on derivative financial instruments, as appropriate.

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

At June 30, 2012, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss)):

	Crude Oil				Natural Gas				Total
Period	Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
			(in thousands)				(in thousands)		(in thousands)
Swaps:
7/12 - 10/12	23,000	$96.90	$1,028	$1,028	227,000	$4.60	$1,603	$1,603	$2,631	$2,631
11/12 - 11/12	22,080	96.90	221	221	227,000	4.60	340	340	561	561
12/12 - 12/12	23,000	96.90	220	220	227,000	4.60	280	280	500	500
1/13 - 10/13	27,750	96.90	2,342	2,342	104,000	4.60	1,094	1,094	3,436	3,436
11/13 - 11/13	26,800	96.90	225	225	104,000	4.60	87	87	312	312
12/13 - 12/13	27,750	96.90	234	234	104,000	4.60	65	65	299	299
1/14 - 2/14	19,000	96.90	333	333	82,000	4.60	86	86	419	419
7/12 - 12/12	17,050	81.22	(505)	(505)	26,838	5.89	471	471	(34)	(34)
7/12 - 12/12	1,900	81.14	(57)	(57)	112,000	5.00	1,369	1,369	1,312	1,312
7/12 - 7/12	—	—	—	—	5,250	5.89	16	16	16	16
7/12 - 7/12	200	83.50	—	—	53,000	5.70	155	155	155	155
8/12 - 12/12	—	—	—	—	53,000	5.70	715	715	715	715
7/12 - 9/12	27,500	85.90	34	34	—	—	—	—	34	34
10/12 - 12/12	27,500	85.90	(78)	(78)	—	—	—	—	(78)	(78)
7/12 - 7/12	12,048	100.80	189	189	106,638	4.94	231	231	420	420
8/12 - 8/12	8,296	100.80	127	127	90,586	4.94	192	192	319	319
9/12 - 9/12	3,998	100.80	59	59	56,141	4.94	118	118	177	177
10/12- 10/12	1,884	100.80	27	27	41,462	4.94	85	85	112	112
11/12 - 11/12	—	—	—	—	2,951	4.94	5	5	5	5
12/12 - 12/12	15,140	100.80	204	204	106,375	4.94	168	168	372	372
1/13 - 6/13	15,542	100.80	1,152	1,152	200,669	4.94	1,728	1,728	2,880	2,880
7/13 - 7/13	7,132	100.80	85	85	148,788	4.94	201	201	286	286
8/13 - 8/13	5,980	100.80	71	71	139,212	4.94	186	186	257	257
9/13 - 9/13	3,897	100.80	47	47	116,125	4.94	154	154	201	201
10/13 - 10/13	3,259	100.80	39	39	91,166	4.94	118	118	157	157
11/13 - 11/13	—	—	—	—	64,926	4.94	76	76	76	76
12/13 - 12/13	10,042	100.80	123	123	119,462	4.94	115	115	238	238
1/14 - 5/14	10,083	100.80	629	629	129,960	4.94	637	637	1,266	1,266
6/14 - 6/14	—	—	—	—	129,960	4.94	141	141	141	141
1/13 - 12/13	19,750	85.90	(590)	(590)	47,000	5.00	788	788	198	198
1/14 - 12/14	15,000	65.00	(4,063)	(4,063)	—	—	—	—	(4,063)	(4,063)
7/12 - 7/12	21,110	102.40	365	365	—	—	—	—	365	365
8/12 - 8/12	22,890	102.40	386	386	—	—	—	—	386	386
9/12 - 9/12	20,930	102.40	345	345	—	—	—	—	345	345
10/12 - 10/12	23,170	102.40	371	371	—	—	—	—	371	371
11/12 - 11/12	19,290	102.40	299	299	—	—	—	—	299	299
12/12 - 12/12	24,860	102.40	374	374	—	—	—	—	374	374
1/13 - 1/13	43,510	102.40	636	636	—	—	—	—	636	636
2/13 - 2/13	29,030	102.40	414	414	—	—	—	—	414	414
3/13 - 3/13	35,760	102.40	500	500	—	—	—	—	500	500
4/13 - 4/13	28,740	102.40	395	395	—	—	—	—	395	395
5/13 - 5/13	28,540	102.40	387	387	—	—	—	—	387	387
6/13 - 6/13	22,800	102.40	306	306	—	—	—	—	306	306
7/13 - 7/13	14,700	102.40	198	198	—	—	—	—	198	198
8/13 - 8/13	14,080	102.40	190	190	—	—	—	—	190	190
9/13 - 9/13	12,390	102.40	168	168	—	—	—	—	168	168
10/13 - 10/13	13,710	102.40	186	186	—	—	—	—	186	186
11/13 - 11/13	14,320	102.40	196	196	—	—	—	—	196	196
12/13 - 12/13	19,310	102.40	266	266	—	—	—	—	266	266
1/14 - 1/14	30,600	102.40	424	424	—	—	—	—	424	424
2/14 - 2/14	22,010	102.40	307	307	—	—	—	—	307	307
3/14 - 3/14	45,910	102.40	644	644	—	—	—	—	644	644
4/14 - 4/14	41,850	102.40	592	592	—	—	—	—	592	592
5/14 - 5/14	42,530	102.40	605	605	—	—	—	—	605	605
6/14 - 6/14	48,860	102.40	701	701	—	—	—	—	701	701
7/14 - 7/14	36,680	102.40	528	528	—	—	—	—	528	528
8/14 - 8/14	35,360	102.40	511	511	—	—	—	—	511	511
9/14 - 9/14	32,290	102.40	467	467	—	—	—	—	467	467
10/14 - 10/14	32,920	102.40	476	476	—	—	—	—	476	476
11/14 - 11/14	30,000	102.40	435	435	—	—	—	—	435	435
12/14 - 12/14	41,880	102.40	611	611	—	—	—	—	611	611

			$14,379	$14,379			$11,224	$11,224	$25,603	$25,603

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at June 30, 2012	Balance Sheet Location	Fair Value at June 30, 2012
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$18,046	Current	$(925)
	Non-current	12,850	Non-current	(4,368)

Total derivative instruments		$30,896		$(5,293)

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at December 31, 2011
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$12,990	Current	$(8,774)
	Non-current	5,203	Non-current	(7,319)

Total derivative instruments		$18,193		$(16,093)

The effect of derivate instruments on our consolidated statements of operations was as follows (in thousands):

Derivatives Not Designated as Hedging		Three Months Ended June 30,		Six Months Ended June 30,
Instruments under Accounting Guidance	Statements of Operations Location	2012	2011	2012	2011
Commodity Contracts	Realized gain (loss) on derivative financial instruments	$6,436	$(2,746)	$7,905	$(3,082)
Commodity Contracts	Unrealized gain (loss) on derivative financial instruments	30,230	23,750	23,504	(7,228)

Total derivative instruments		$36,666	$21,004	$31,409	$(10,310)

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2012 Using Fair Value Hierarchy
	Fair Value as of June 30, 2012	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$30,896	$—	$30,896	$—

	$30,896	$—	$30,896	$—

Liabilities
Oil and Natural Gas Derivatives	$(5,293)	$—	$(5,293)	$—

	$(5,293)	$—	$(5,293)	$—

	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$18,193	$—	$18,193	$—

	$18,193	$—	$18,193	$—

Liabilities
Oil and Natural Gas Derivatives	$(16,093)	$—	$(16,093)	$—

	$(16,093)	$—	$(16,093)	$—

At June 30, 2012, and December 31, 2011 management estimates that the derivative contracts had a fair value of $25.6 million and $2.1 million, respectively. We estimated the fair value of derivative instruments using internally-developed models that use as their basis, readily observable market parameters.

The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.

As of June 30, 2012, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at June 30, 2012 was $212.2 million.

Fair Value on a Non-Recurring Basis

As of June 30, 2012, oil and gas properties with a carrying value of $229.3 million were written down to their fair value of $226.0 million, resulting in an impairment charge, which is recognized under “Impairments” in the consolidated statements of operations, of $3.3 million for the three and six months ended June 30, 2012. As of June 30, 2011, oil and gas properties with a carrying value of $246.6 million were written down to their fair value of $242.3 million, resulting in an impairment charge of $4.3 million for the three and six months ended June 30, 2011. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 6—DEBT AND NOTES PAYABLE

Our debt and notes payable are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Senior Secured Revolving Credit Facility	$48,000	$24,000
13.75% Senior Secured Notes, net of discount	148,998	148,887
AFCO Credit Corporation-insurance note payable	14,139	—
First Insurance note payable	—	4,154

Total debt	211,137	177,041
Less: current portion	(14,139)	(4,154)

Total long-term debt	$196,998	$172,887

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million credit facility (the “Credit Facility”) comprised of a senior secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”) and a $75 million secured letter of credit to be used exclusively for the issuance of letters of credit in support of our future P&A liabilities relating to our oil and natural gas properties (the “Letter of Credit Facility”). The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. On May 31, 2011, we entered into an amendment to the Credit Facility, which increased the Revolving Credit Facility available thereunder to $70 million and the Letter of Credit Facility to $125 million, based primarily on the reserves provided by the Merit Acquisition. On June 30, 2011, we entered into a waiver and second amendment to the Revolving Credit Facility to amend certain provisions governing our swap agreements. On December 30, 2011, we entered into the second amendment to the Letter of Credit Facility to update the fees on the letters of credit to 2% on a go forward basis. On May 24, 2012, we entered into the third amendment to the Letter of Credit Facility to increase the secured letter of credit to $135 million. At June 30, 2012, we had an aggregate amount of $174.8 million of indebtedness outstanding under our Credit Facility, $126.8 million that was drawn as a letter of credit in support of our P&A obligations and $48.0 million of borrowings under the revolver. We currently have $30.2 million available for additional borrowing.

A commitment of 0.5% per annum is computed based on the unused borrowing base and paid quarterly. For the three and six months ended June 30, 2012, we recognized $19,903 and $0.1 million in commitment fees, respectively, which have been included in “Interest expense” on the consolidated statements of operations. A letter of credit fee is computed based on the same applicable margin used to determine the interest rate to Eurodollar loans times the stated face amount of each letter of credit.

The Credit Facility is secured by mortgages on at least 80% of the total value of the proved oil and gas reserves. The borrowing base is re-determined semi-annually on or around April 1st and October 1st of each year. We and the administrative agent may each elect to cause the borrowing base to be re-determined one time between scheduled semi-annual redetermination periods.

The Credit Facility requires us and our subsidiaries to maintain certain financial covenants. Specifically, we may not permit, in each case as calculated as of the end of each fiscal quarter, our total leverage ratio to be more than 2.5 to 1.0, our interest rate coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our revolving Credit Facility) to be less than 1.0 to 1.0. In addition, we and our subsidiaries are subject to various covenants, including those limiting distributions and other payments, making certain investments, margin, consolidating, modifying certain agreements, transactions with affiliates, the incurrence of debt, changes in control, asset sales, liens on properties, sale leaseback transactions, entering into certain leases, the allowance of gas imbalances, take or pay or other prepayments. As of June 30, 2012, we were in compliance with all covenants.

13.75% Senior Secured Notes

On November 23, 2010, we issued $150 million face value of 13.75% Notes discounted at 99.109%. The net proceeds were used to repay all of the outstanding indebtedness under our former revolving credit facility, to fund Bureau of Ocean Energy Management,

Regulation and Enforcement collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually, on June 1 and December 1 of each year, in arrears which commenced on June 1, 2011. The Notes will mature on December 1, 2015, of which all principal then outstanding will be due. As of June 30, 2012, the recorded value of the Notes was $149.0 million, which includes the unamortized discount of $1.0 million. We incurred underwriting and debt issue costs of $7.2 million, which have been capitalized and will be amortized over the life of the Notes.

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

The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Our capital expenditure requirement was amended in conjunction with the Consent Solicitation on May 31, 2011 to 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. As of June 30, 2012, we were in compliance with our covenants under the Indenture.

The amounts of required principal payments based on our outstanding debt amounts as of June 30, 2012, were as follows:

Period Ending June 30,	(in thousands)
2013	$14,139
2014	48,000
2015	—
2016	150,000
2017	—

212,139
Unamortized discount on 13.75% Senior Secured Notes	(1,002)

Total debt	$211,137

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

The newly issued Class D Units are non-voting units having an aggregate liquidation preference of $30 million and accruing dividends payable in kind at a rate per annum of 24%, compounded annually to the extent they are not distributed. As of June 30, 2012 and December 31, 2011, we have accrued dividends in the amounts of $7.9 million and $4.2 million, respectively, which are included in “Long-Term Liabilities” on the consolidated balance sheets. The dividends were reclassed to a long term liability in the second quarter of 2012 as they are expected to be repaid after the Notes mature.

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

We lease office space and certain equipment under non-cancelable operating lease agreements that expire on various dates through 2020. Approximate future minimum lease payments for operating leases at June 30, 2012 were as follows:

Period Ending June 30,	(in thousands)
2013	$2,992
2014	2,499
2015	2,043
2016	1,878
2017	1,625
Thereafter	5,368

$16,405

Pursuant to the purchase agreement from W&T Offshore, Inc. (the “W&T Acquisition”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired, respectively, in maximum aggregate principal amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of June 30, 2012, we have funded $11.3 million into the non-operating escrow account, leaving $19.9 million to be funded through May 1, 2017.

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

Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired, the principal amount of $13.1 million for future P&A costs that may be incurred on such properties. As of June 30, 2012, we have funded $5.8 million, leaving $7.3 million to be funded through February 2014.

In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an aggregate principal amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011. As of June 30, 2012, we have funded $26.0 million, leaving $34.0 million to be funded through November 2013.

NOTE 9—RELATED PARTY TRANSACTIONS

We paid for certain operating and general and administration expenses on behalf of Black Elk Energy, LLC, the parent company of Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. At June 30, 2012 and December 31, 2011, we had receivables from Black Elk Energy, LLC in the amount of $22,430 and $22,430, respectively.

For the three and six months ended June 30, 2012, we paid $0.1 million to Up and Running Solutions, LLC, for IT consulting services. Up and Running Solutions, LLC is owned by the wife of an employee, David Cantu (a member of our management team). At June 30, 2012 and December 31, 2011, the outstanding amount due to Up and Running Solutions, LLC was $14,633 and $0.1 million, respectively.

During 2011, we entered into a contribution agreement with Platinum. See Note 7.

In October 2010, Freedom Logistics LLC (“Freedom”) was formed by Platinum, our majority equity holder, and Freedom HHC Management, LLC, the members of which are Messers. John Hoffman (our President and Chief Executive Officer), James Hagemeier (our Chief Financial Officer) and David Cantu (a member of our management), to hold two helicopters. On October 8, 2010, we guaranteed the purchase of the two helicopters by Freedom in the aggregate principal amount of $3.2 million. As of June 30, 2012 and December 31, 2011, the balance of the loan was $2.9 and $3.0 million, respectively.

In April 2011, Freedom Well Services (“FWS”) was formed by certain members of our management, Freedom Well Services Employee Incentive, LLC and Platinum, our majority equity holder, to provide well P&A services, slick line and electronic line operations and platform decommissioning and removal of consulting services. Although we did not contribute capital for start-up costs, we funded the purchase of equipment as a prepayment for services rendered with the expectation that the prepayment will be reimbursed as the business continues to grow and generate cash flows. As of June 30, 2012 and December 31, 2011, we have advanced $8.7 million and $6.6 million, respectively, to FWS which is included in “Prepaid expenses and other” on our consolidated balance sheet.

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

These forward-looking statements are based on our current expectations and assumptions about future events and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Item 1A. Risk Factors” in our 2011 Form 10-K.

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

Overview

We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. We seek to acquire and exploit properties with proved developed reserves, proved developed non-producing reserves and proved undeveloped reserves. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of June 30, 2012, we held an aggregate net interest in approximately 587,354 gross (273,209 net) acres under lease and had an interest in 1,209 gross wells, 351 of which are producing.

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

From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three and six months ended June 30, 2012 and 2011 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Oil:
Average price before effects of hedges ($/Bbl)(1)	$106.03	$113.61	$110.30	$107.32
Average price after effects of hedges ($/Bbl)	106.84	104.00	107.38	99.16
Average price differentials(2)	12.73	11.33	12.19	8.92

Gas:
Average price before effects of hedges ($/Mcf)(1)	$2.26	$4.55	$2.43	$4.53
Average price after effects of hedges ($/Mcf)	3.75	4.95	3.56	5.03
Average price differentials(2)	(0.02)	0.18	0.07	0.26

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.
(2)	Price differential compares realized oil and natural gas prices, without giving effect to realized derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

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

The following table contains certain financial and operational data for each of the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average daily sales:
Oil (Boepd)	5,617	5,141	5,715	4,663
Natural gas (Mcfpd)	44,410	48,055	53,046	42,640
Plant products (Galpd)	43,055	32,271	41,273	28,039
Oil equivalents (Boepd)	14,044	13,919	15,538	12,437

Average realized prices(1):
Oil ($/Bbl)	$106.84	$104.00	$107.38	$99.16
Natural gas ($/Mcf)	3.75	4.95	3.56	5.03
Plant products ($/Gallon)	1.00	1.29	1.09	1.17
Oil equivalents ($/Boe)	57.67	58.49	54.56	57.05

Costs and Expenses:
Lease operating expense ($/Boe)	34.41	23.54	30.84	23.49
Production tax expense ($/Boe)	0.16	0.14	0.20	0.09
General and administrative expense ($/Boe)	4.64	5.80	4.37	5.27
Net income (in thousands)	21,517	28,046	15,863	3,927
Adjusted EBITDA(2) (in thousands)	21,856	30,143	50,914	54,727

(1)	Average realized prices presented give effect to our hedging.
(2)	Adjusted EBITDA is defined as net income before interest expense, unrealized gain/loss on derivative instruments, accretion, depreciation, depletion, amortization and impairment and loss/gain on sale of asset. Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP, and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We present Adjusted EBITDA because it is frequently used by securities analysts, investors and other interested parties in the evaluation of high-yield issuers, many of whom present Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. A reconciliation table is provided below to illustrate how we derive Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$21,517	$28,046	$15,863	$3,927
Adjusted EBITDA	$21,856	$30,143	$50,914	$54,727

Reconciliation of Net income (loss) to Adjusted EBITDA
Net income	$21,517	$28,046	$15,863	$3,927
Interest expense	6,373	6,609	12,908	12,402
Unrealized (gain) loss on derivative instruments	(30,230)	(23,750)	(23,504)	7,228
Accretion	8,892	5,444	17,972	9,382
Depreciation, depletion, amortization and impairment	15,184	13,936	27,555	21,930
Loss (gain) on sale of asset	120	(142)	120	(142)

Adjusted EBITDA	$21,856	$30,143	$50,914	$54,727

Results of Operations

The following table sets forth certain information with respect to oil and gas operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
PRODUCTION:
Oil (MBbl)	511	468	43	9%	1,040	844	196	23%
Natural gas (MMcf)	4,041	4,373	(332)	-8%	9,654	7,718	1,936	25%
Plant products (MGal)	3,918	2,937	981	33%	7,512	5,075	2,437	48%
Total (Mboe)	1,278	1,267	11	1%	2,828	2,251	577	26%

REVENUES:
Oil sales	$54,202	$53,156	$1,046	2%	$114,720	$90,568	$24,152	27%
Natural gas sales	9,149	19,883	(10,734)	-54%	23,465	34,990	(11,525)	-33%
Plant product sales and other revenue	6,577	4,806	1,771	37%	13,181	8,114	5,067	62%
Realized gain (loss) on derivative financial instruments	6,436	(2,746)	9,182	-334%	7,905	(3,082)	10,987	-356%
Unrealized gain (loss) on derivative financial instruments	30,230	23,750	6,480	27%	23,504	(7,228)	30,732	-425%

TOTAL REVENUES	106,594	98,849	7,745	8%	182,775	123,362	59,413	48%

OPERATING EXPENSES:
Lease operating	43,973	29,815	14,158	47%	87,215	52,875	34,340	65%
Production taxes	209	179	30	17%	552	208	344	165%
Workover	3,521	2,383	1,138	48%	6,090	5,546	544	10%
Exploration	41	—	41	100%	938	—	938	100%
Depreciation, depletion and amortization	11,873	9,613	2,260	24%	24,244	17,607	6,637	38%
Impairment	3,311	4,323	(1,012)	-23%	3,311	4,323	(1,012)	-23%
General and administrative	5,933	7,346	(1,413)	-19%	12,367	11,871	496	4%
Accretion	8,892	5,444	3,448	63%	17,972	9,382	8,590	92%
Loss (gain) on sale of asset	120	(142)	262	-185%	120	(142)	262	-185%

TOTAL OPERATING EXPENSES	77,873	58,961	18,912	32%	152,809	101,670	51,139	50%

INCOME FROM OPERATIONS	28,721	39,888	(11,167)	-28%	29,966	21,692	8,274	38%

OTHER INCOME (EXPENSE):
Interest income	13	220	(207)	-94%	294	227	67	30%
Miscellaneous expense	(844)	(5,453)	4,609	-85%	(1,489)	(5,590)	4,101	-73%
Interest expense	(6,373)	(6,609)	236	-4%	(12,908)	(12,402)	(506)	4%

TOTAL OTHER EXPENSE	(7,204)	(11,842)	4,638	-39%	(14,103)	(17,765)	3,662	-21%

NET INCOME	$21,517	$28,046	$(6,529)	-23%	$15,863	$3,927	$11,936	304%

Production

Oil and natural gas production. Total oil, natural gas and plant product production of 1,278 MBoe and 2,828 MBoe increased 11 MBoe, or 1%, and 577 MBoe, or 26%, during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. For the three and six months ended June 30, 2012, production increased as a result of the properties acquired in the Merit Acquisition in May 2011 (332 MBoe and 890 MBoe for the three and six months ended June 30, 2012, respectively) offset by lower production in several fields due to pipelines being shut-in and/or repaired in the second quarter of 2012.

Revenues

Total revenues. Total revenues for the three and six months ended June 30, 2012 of $106.6 million and $182.8 million increased $7.7 million, or 8%, and $59.4 million, or 48%, respectively, over the comparable periods in 2011. The increase in revenues during 2012 was a result of increased production related to the properties acquired in the Merit Acquisition ($16.7 million and $45.4 million for the three and six months ended June 30, 2012, respectively) and higher hedged oil prices partially offset by lower production in the second quarter of 2012 due to shut-ins and/or repairs and lower natural gas and plant product prices.

We entered into certain oil and natural gas commodity derivative contracts in 2012 and 2011. We realized gains on these derivative contracts in the amounts of $6.4 million and $7.9 million for the three and six months ended June 30, 2012, respectively, and realized losses of $2.7 million and $3.1 million for the three and six months ending June 30, 2011, respectively. We recognized unrealized gains of $30.2 million and $23.5 million for the three and six months ended June 30, 2012, respectively, and unrealized gains (losses) of $23.8 million and ($7.2) million in the same periods of 2011. Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, decreased $7.9 million, or 10%, for the three months ended June 30, 2012 compared to the same period in 2011 as a result of lower natural gas production and decreased oil, natural gas and plant product prices partially offset by the Merit Acquisition. For the six months ended June 30, 2012, revenues, excluding the realized and unrealized revenues from commodity hedge contracts, increased $17.7 million, or 13%, compared to the same period in 2011 as a result of the Merit Acquisition partially offset by lower production in several fields due to pipelines being shut-in and/or repaired and lower gas and plant product prices.

Excluding hedges, we realized average oil prices of $106.03 per barrel and $110.30 per barrel and gas prices of $2.26 per Mcf and $2.43 per Mcf for the three and six months ended June 30, 2012, respectively. For the same periods in 2011, excluding hedges, we realized average oil prices of $113.61 per barrel and $107.32 per barrel and $4.55 per Mcf and $4.53 per Mcf. Although average prices realized from the sale of oil on a year-to-date basis reflected the economic turnaround that began during 2011, oil and natural gas prices were lower in the second quarter of 2012 and economic conditions continue to remain uncertain. Oil and natural gas prices will remain unstable and we expect them to be volatile in the future.

Operating Expenses

Lease operating costs. Our lease operating costs for the three and six months ended June 30, 2012 increased to $44.0 million, or $34.41 per Boe, and $87.2 million, or $30.84 per Boe, respectively. For the three and six months ended June 30, 2011, our lease operating costs were $29.8 million, or $23.54 per Boe, and $52.9 million, or $23.49 per Boe, respectively. The increase in lease operating costs during 2012 is directly related to the increase in properties from the Maritech and the Merit Acquisitions. The increase in cost per Boe during 2012 is primarily attributable to a mix of increased properties and certain non-recurring safety and regulatory costs on the newly acquired properties and lower production due to pipeline repairs and leaks in 2012.

Workover costs. Our workover costs for the three and six months ended June 30, 2012 were $3.5 million and $6.1 million, an increase of $1.1 million compared to the second quarter of 2011 and an increase of $0.5 million compared to the first six months in 2011. For the six months ended June 30, 2012, Eugene Island 240, High Island A443, West Cameron 20, West Delta 31/32, Ship Shoal 198 and Eugene Island 331 were the primary workover expense projects.

Depreciation, depletion, amortization and impairment. DD&A expense was $11.9 million, or $9.29 per Boe, and $24.2 million, or $8.57 per Boe, for the three and six months ended June 30, 2012, respectively, and $9.6 million, or $7.59 per Boe, and $17.6 million, or $7.82 per Boe, for the three and six months ended 2011, respectively. In 2012, the increase in DD&A was a result of increased production associated with the properties acquired in 2011. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded a $3.3 million impairment for the three and six months ended June 30, 2012 and a $4.3 million impairment for the same periods in 2011.

General and administrative expenses. G&A expense was $5.9 million, or $4.64 per Boe, and $12.4 million, or $4.37 per Boe, for the three and six months ended June 30, 2012, respectively and $7.3 million, or $5.80 per Boe, and $11.9 million, or $5.27 per Boe, for the same periods in 2011. The decrease in G&A expense for the three months ended June 30, 2012 was due to bonuses paid in 2011 and not in 2012. For the three months ended June 30, 2011, we also incurred higher consultant fees for the Merit Acquisition and for the registration filing partially offset by an increase in staff and related administrative costs attributable to our growth. The increase in G&A expense for the six months ended June 30, 2012 was due to an increase in staff and related administrative costs attributable to our growth in February and May of 2011.

Accretion expense. We recognized accretion expense of $8.9 million and $18.0 million for the three and six months ended June 30, 2012, respectively, compared to $5.4 and $9.4 million for the three and six months ended June 30, 2011, respectively. The increase in accretion expense in 2012 was attributable to assumed asset retirement obligations related to our acquisitions in 2011.

Miscellaneous expense. Miscellaneous expense of $0.8 million and $1.5 million decreased $4.6 million and $4.1 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The higher expense in 2011 was a result of the consent solicitation fee paid under the First Supplemental Indenture to the Indenture.

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

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million Credit Facility with Capital One, N.A., as administrative agent and a lender thereunder. The Credit Facility is comprised of (1) a senior secured reserve-based Revolving Credit Facility, under which our initial borrowing base was set at $35 million and (2) a $75 million secured Letter of Credit Facility, which is to be used exclusively for the issuance of letters of credit in support of our future P&A obligations relating to our oil and gas properties. The borrowing base under our Revolving Credit Facility is subject to redetermination on a semi-annual basis, effective April 1 and October 1, and up to one additional time during any six month period, as may be requested by either us or the administrative agent, acting at the direction of the majority of the lenders. The borrowing base will be determined by the administrative agent in its sole discretion and consistent with its normal oil and gas lending criteria in existence at that particular time. Our obligations under the Credit Facility are guaranteed by our existing subsidiaries and are secured on a first-priority basis by all of our and our subsidiaries’ assets, in the case of the revolver, and by cash collateral, in the case of the Letter of Credit Facility. The Credit Facility has a maturity date of December 24, 2013.

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

On May 31, 2011, we entered into an amendment to the Credit Facility that (1) increased the amount available for borrowing under the revolver from $35 million to $70 million and (2) increased the secured letter of credit from $75 million to $125 million. On June 30, 2011, we entered into a waiver and second amendment to the Revolving Credit Facility to amend certain provisions governing our swap agreements. On December 30, 2011, we entered into the second amendment to the Letter of Credit Facility to update the fees on the letters of credit to 2% on a go forward basis. On May 24, 2012, we entered into a third amendment to the Letter of Credit Facility to further increase the secured letter of credit from $125 million to $135 million.

As of June 30, 2012, we were in compliance with all covenants.

As of June 30, 2012, letters of credit in the aggregate amount of $126.8 million were outstanding under this facility and we had $48.0 million in borrowings under the revolver. As of August 7, 2012, $14.2 million was available for additional borrowings, including $6.0 million under the revolver.

For a further discussion of our Credit Facility, please see “Notes to Consolidated Financial Statements—Note 6—Debt and Notes Payable” in this Form 10-Q.

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

As of June 30, 2012, we were in compliance with our covenants under the Indenture.

Member Contributions

On May 31, 2011, Platinum entered into a contribution agreement with us, whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivable, in exchange for 30 million of our Class D Units. The Class D Units are non-voting units having an aggregate liquidation preference of $30 million and accruing dividends payable in kind at a rate per annum of 24%, compounded annually to the extent they are not distributed. The dividends are expected to be repaid after the Notes mature.

At June 30, 2012, Platinum has contributed a total of $15.1 million in cash and $14.9 million remains in financial instruments deemed by us to be a cash equivalent.

Capital Expenditure Budget

We expect total capital expenditures to be $49.9 million for 2012 (excluding expenditures directly related to any acquisitions). Approximately $14.6 million was expended in the first six months of 2012 for various projects including recompletions and drilling, and the remaining $35.3 million will be used for drilling and development during the remainder of the year. The capital expenditure limitation set forth in the Indenture was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year after December 31, 2011.

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

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$26,270	$18,209
Net cash used in investing activities	(45,411)	(83,319)
Net cash provided by financing activities	18,827	65,111

Net (decrease) increase in cash and equivalents	$(314)	$1

Cash flows provided by operating activities. Cash provided by operating activities totaling $26.3 million during the six months ended June 30, 2012 compared to $18.2 million during the six months ended June 30, 2011. The increase in operating cash flows was principally attributable to higher net income as a result of the 2011 acquisitions.

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

Cash flows used in investing activities. Cash used in investing activities totaling $45.4 million in the six months ended June 30, 2012 was primarily attributable to the assets purchased during the period and the funding of the future P&A obligations through escrow. Cash used in investing activities in the comparable period of 2011 totaling $83.3 million was attributable to the assets purchased in the Maritech Acquisition and Merit Acquisition and the funding of the future P&A obligations through escrow.

Cash flows provided by financing activities. Cash flows provided by financing activities of $18.8 million in the six months ended June 30, 2012 were attributable to borrowings on the Credit Facility and short term notes partially offset by payments on the Credit Facility and short term notes, tax distributions to members and debt issue costs. Cash provided by financing activities of $65.1 million during the six months ended June 30, 2011 were attributable to borrowings on the Credit Facility and short term notes as well as a $30 million contribution from Platinum, which were partially offset by a payment on the Credit Facility, debt issuance costs of the Notes, and tax distributions to members.

Asset Retirement Obligations

As many as four times per year we review, and, to the extent necessary, revise our asset retirement obligation estimates. In 2011, we increased our asset retirement obligations by $166.4 million, primarily as a result of the Maritech Acquisition and the Merit Acquisition, and recognized $27.4 million in accretion expense. As of June 30, 2012, we increased our asset retirement obligations by $11.4 million and for the three and six months ended June 30, 2012, we recognized $8.9 million and $18.0 million in accretion expense, respectively.

At June 30, 2012 and December 31, 2011, we recorded total asset retirement obligations of $300.1 million and $288.7 million, respectively, and have funded approximately $202.9 million and $172.2 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of June 30, 2012 and December 31, 2011, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at June 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$212,139	$14,139	$48,000	$150,000	$—
Interest on debt and notes payable	73,721	22,844	42,283	8,594	—
Operating leases (1)	16,405	2,992	4,542	3,503	5,368

Total contractual obligations	302,265	39,975	94,825	162,097	5,368
Other Obligations
Asset retirement obligations (2)	300,088	16,233	210,332	35,909	37,614

Total obligations	$602,353	$56,208	$305,157	$198,006	$42,982

(1)	Consists of office space leases for our Houston, Texas offices and services provided in the office.
(2)	Asset retirement obligations will be partially funded via the escrow.

Off-Balance Sheet Arrangements

In October 2010, we guaranteed a loan in the aggregate principal amount of $3.2 million for a related party which is not consolidated in our financials as the entity is not material to us. At June 30, 2012, the balance of the loan was $2.9 million and has a maturity date of October 8, 2013. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At June 30, 2012, commodity derivative instruments were in place covering approximately 62% of our projected oil sales volumes and 38% of our projected natural gas volumes through 2012.

Please see “Notes to Consolidated Financial Statements—Note 4—Derivative Instruments” in this Form 10-Q for additional discussion regarding the accounting applicable to our hedging program.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition” is based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in “Notes to Consolidated Financial Statements—Note 2—Oil and Gas Properties” in this Form 10-Q as well as in “Management’s Discussion and Analysis of Financial Condition” included in our 2011 Form 10-K.

Inflation and Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three and six months ended June 30, 2012, we received an average of $106.03 and $110.30 per barrel of oil and $2.26 and $2.43 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts compared to $113.61 and $107.32 per barrel of oil and $4.55 and $4.53 per Mcf of natural gas, respectively, in the three and six months ended June 30, 2011. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. During 2012, commodity prices have softened and services and costs have not decreased in proportion to the lower prices. Higher costs are partially fueled by unconventional plays onshore as well as resource shifts out of the Gulf of Mexico.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our annualized production for the six months ended June 30, 2012, our annual revenue would increase or decrease by approximately $20.8 million for each $10.00 per barrel change in oil prices and $19.3 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our total annual production for the year ended December 31, 2011, our revenues would have increased or decreased by approximately $19.9 million for each $10.00 per barrel change in oil prices and $18.2 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.

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

At June 30, 2012, the fair value of our commodity derivatives were included in our consolidated balance sheets for approximately $17.1 million as current assets and $8.5 million as long-term assets. At December 31, 2011, the fair value of our commodity derivatives were approximately $4.2 million as current assets and $2.1 million as long-term liabilities. For the three and six months ended June 30, 2012, we realized a net increase in oil and natural gas revenues related to hedging transactions of approximately $6.4 million and $7.9 million, respectively, and a decrease for the same periods in 2011 of $2.7 million and $3.1 million, respectively.

As of June 30, 2012, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
June 2014 - June 2014	Swap	48,860	$102.40
March 2014 - March 2014	Swap	45,910	$102.40
January 2013 - January 2013	Swap	43,510	$102.40
May 2014 - May 2014	Swap	42,530	$102.40
December 2014 - December 2014	Swap	41,880	$102.40
April 2014 - April 2014	Swap	41,850	$102.40
July 2014 - July 2014	Swap	36,680	$102.40
March 2013 - March 2013	Swap	35,760	$102.40
August 2014 - August 2014	Swap	35,360	$102.40
October 2014 - October 2014	Swap	32,920	$102.40
September 2014 - September 2014	Swap	32,290	$102.40
January 2014 - January 2014	Swap	30,600	$102.40
November 2014 - November 2014	Swap	30,000	$102.40
February 2013 - February 2013	Swap	29,030	$102.40
April 2013 - April 2013	Swap	28,740	$102.40
May 2013 - May 2013	Swap	28,540	$102.40
December 2013 - December 2013	Swap	27,750	$96.90
January 2013 - October 2013	Swap	27,750	$96.90
July 2012 - December 2012	Swap	27,500	$85.90
November 2013 - November 2013	Swap	26,800	$96.90
December 2012 - December 2012	Swap	24,860	$102.40
October 2012 - October 2012	Swap	23,170	$102.40
December 2012 - December 2012	Swap	23,000	$96.90
July 2012 - October 2012	Swap	23,000	$96.90
August 2012 - August 2012	Swap	22,890	$102.40
June 2013 - June 2013	Swap	22,800	$102.40
November 2012 - November 2012	Swap	22,080	$96.90
February 2014 - February 2014	Swap	22,010	$102.40
July 2012 - July 2012	Swap	21,110	$102.40
September 2012 - September 2012	Swap	20,930	$102.40
January 2013 - December 2013	Swap	19,750	$85.90
December 2013 - December 2013	Swap	19,310	$102.40
November 2012 - November 2012	Swap	19,290	$102.40
January 2014 - February 2014	Swap	19,000	$96.90
July 2012 - December 2012	Swap	17,050	$81.22
January 2013 - June 2013	Swap	15,542	$100.80
December 2012 - December 2012	Swap	15,140	$100.80
January 2014 - December 2014	Swap	15,000	$65.00
July 2013 - July 2013	Swap	14,700	$102.40
November 2013 - November 2013	Swap	14,320	$102.40
August 2013 - August 2013	Swap	14,080	$102.40
October 2013 - October 2013	Swap	13,710	$102.40
September 2013 - September 2013	Swap	12,390	$102.40
July 2012 - July 2012	Swap	12,048	$100.80
January 2014 - May 2014	Swap	10,083	$100.80
December 2013 - December 2013	Swap	10,042	$100.80
August 2012 - August 2012	Swap	8,296	$100.80
July 2013 - July 2013	Swap	7,132	$100.80
August 2013 - August 2013	Swap	5,980	$100.80
September 2012 - September 2012	Swap	3,998	$100.80
September 2013 - September 2013	Swap	3,897	$100.80
October 2013 - October 2013	Swap	3,259	$100.80
July 2012 - December 2012	Swap	1,900	$81.14
October 2012 - October 2012	Swap	1,884	$100.80
July 2012 - July 2012	Swap	200	$83.50

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
July 2012 - December 2012	Swap	227,000	$4.60
January 2013 - December 2013	Swap	200,669	$4.94
July 2013 - July 2013	Swap	148,788	$4.94
August 2013 - August 2013	Swap	139,212	$4.94
January 2014 - June 2014	Swap	129,960	$4.94
December 2013 - December 2013	Swap	119,462	$4.94
September 2013 - September 2013	Swap	116,125	$4.94
July 2012 - December 2012	Swap	112,000	$5.00
July 2012 - July 2012	Swap	106,638	$4.94
December 2012 - December 2012	Swap	106,375	$4.94
January 2013 - December 2013	Swap	104,000	$4.60
October 2013 - October 2013	Swap	91,166	$4.94
August 2012 - August 2012	Swap	90,586	$4.94
January 2014 - February 2014	Swap	82,000	$4.60
November 2013 - November 2013	Swap	64,926	$4.94
September 2012 - September 2012	Swap	56,141	$4.94
July 2012 - December 2012	Swap	53,000	$5.70
January 2013 - December 2013	Swap	47,000	$5.00
October 2012 - October 2012	Swap	41,462	$4.94
July 2012 - December 2012	Swap	26,838	$5.89
July 2012 - July 2012	Swap	5,250	$5.89
November 2012 - November 2012	Swap	2,951	$4.94

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements - Note 4 - Derivative Instruments” in this Form 10-Q.

Credit Risk

We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables, which totaled $5.8 million at June 30, 2012 and $10.5 million at December 31, 2011. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries, the receivables which totaled $27.4 million at June 30, 2012 and $35.9 million at December 31, 2011.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. Based on the $174.8 million outstanding under the Credit Facility as of June 30, 2012, an increase of 100 basis points in the underlying interest rate would have had a $1.8 million impact on our annual interest expense. However, there is no guarantee that we will not borrow additional amounts under the Credit Facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We do not believe our variable interest rate exposure warrants entry into interest rate hedges and, therefore, we have not hedged our interest rate exposure. However, to reduce our exposure to changes in interest rates for our borrowings under the Credit Facility, we may in the future enter into interest rate risk management arrangements for a portion of our outstanding debt to alter our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2012, we received notice from BSEE that administrative civil penalty proceedings had been initiated for two INCs issued as a result of an incident that occurred on October 9, 2011 at one of our offshore platforms. Both INCs allege operations involving well flowback operations were not conducted in a safe and workmanlike manner. As part of the civil penalty, we requested an informal meeting to present factual information to the reviewing officer that should serve to mitigate the proposed civil penalty of $140,000.

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

Item 5. Other Information

On December 30, 2011, we entered into the Second Amendment to Letter of Credit Facility Agreement (the “Second Letter of Credit Facility Amendment”) by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, the Guarantors party thereto, the Lenders and Capital One, N.A., as Administrative Agent. The Second Letter of Credit Facility Amendment amended that certain Letter of Credit Facility Agreement dated as of December 24, 2010 as amended, by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, the Guarantors party thereto, the Lenders and Capital One, N.A., as Administrative Agent to increase the letter of credit fee to a 2% rate on a go forward basis.

On May 24, 2012, we entered into the Third Amendment to Letter of Credit Facility Agreement (the “Third Letter of Credit Facility Amendment”) by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, the Guarantors party thereto, the Lenders and Capital One, N.A., as Administrative Agent. The Third Letter of Credit Facility Amendment amended that certain Letter of Credit Facility Agreement dated as of December 24, 2010 as amended, by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, the Guarantors party thereto, the Lenders and Capital One, N.A., as Administrative Agent to increase the borrowing base available thereunder from $125 million to $135 million.

The foregoing description of the Second Letter of Credit Facility Amendment and the Third Letter of Credit Facility Amendment, is qualified in its entirety by the full text of such agreement which is filed as Exhibit 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011 (SEC File No. 333-174226)).

*4.1	Second Amendment to Letter of Credit Facility Agreement, dated as of December 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

*4.2	Third Amendment to Letter of Credit Facility Agreement, dated as of May 24, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

*31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

§	- Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC (Registrant)

	By:	Black Elk Energy, LLC, its sole member

Date: August 10, 2012	By:	/s/ James Hagemeier
James Hagemeier
Vice President, Chief Financial Officer and Manager (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011 (SEC File No. 333-174226)).

*4.1	Second Amendment to Letter of Credit Facility Agreement, dated as of December 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

*4.2	Third Amendment to Letter of Credit Facility Agreement, dated as of May 24, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

*31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

§	- Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.