Form 10-Q
period 2012-09-30
Black Elk Energy Offshore Operations, LLC
filed 2012-11-13
CIK 1518909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, there were 136.13 Class A Units, 10,934.585 Class B Units, 1,203.125 Class C Units and 30,000,000 Class D Units issued and outstanding.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

(i)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,647	$17,260
Accounts receivable, net	41,785	52,299
Due from affiliates	164	163
Prepaid expenses and other	33,557	26,637
Derivative assets	7,257	4,216

TOTAL CURRENT ASSETS	100,410	100,575

OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $156,980 and $114,056 at September 30, 2012 and December 31, 2011, respectively	217,385	238,702

OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,485 and $870 at September 30, 2012 and December 31, 2011, respectively	1,882	2,245

OTHER ASSETS
Debt issue costs, net	8,293	8,726
Derivative assets	2,218	—
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs	211,031	172,153
Other assets	3,157	3,257

TOTAL OTHER ASSETS	245,047	204,484

TOTAL ASSETS	$564,724	$546,006

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$75,046	$72,309
Asset retirement obligations	19,609	15,238
Current portion of debt and notes payable	8,858	4,154

TOTAL CURRENT LIABILITIES	103,513	91,701

LONG-TERM LIABILITIES
Gas imbalance payable	1,885	1,362
Dividends payable	10,176	4,200
Derivative liabilities	—	2,116
Asset retirement obligations, net of current portion	282,682	273,448
Debt, net of current portion, net of unamortized discount of $942 and $1,113 at September 30, 2012 and December 31, 2011, respectively	205,558	172,887

TOTAL LONG-TERM LIABILITIES	500,301	454,013

TOTAL LIABILITIES	603,814	545,714

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY (DEFICIT)	(39,090)	292

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$564,724	$546,006

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Oil sales	$50,721	$56,470	$165,441	$147,038
Natural gas sales	13,289	22,398	36,754	57,388
Plant product sales and other revenue	5,960	5,500	19,141	13,614
Realized gain on derivative financial instruments	3,284	6,746	11,189	3,664
Unrealized (loss) gain on derivative financial instruments	(16,129)	50,234	7,375	43,006

TOTAL REVENUES	57,125	141,348	239,900	264,710

OPERATING EXPENSES:
Lease operating	43,840	47,125	131,055	100,000
Production taxes	192	231	744	439
Workover	4,395	6,053	10,485	11,599
Exploration	311	—	1,249	—
Depreciation, depletion and amortization	12,302	14,411	36,546	32,018
Impairment	3,681	1,096	6,992	5,419
General and administrative	8,301	4,991	20,668	16,862
Accretion	9,256	9,089	27,228	18,471
Loss (gain) on sale of asset	—	—	120	(142)

TOTAL OPERATING EXPENSES	82,278	82,996	235,087	184,666

(LOSS) INCOME FROM OPERATIONS	(25,153)	58,352	4,813	80,044

OTHER INCOME (EXPENSE):
Interest income	11	131	305	358
Miscellaneous expense	(919)	(496)	(2,408)	(6,086)
Interest expense	(6,514)	(6,873)	(19,422)	(19,275)

TOTAL OTHER EXPENSE	(7,422)	(7,238)	(21,525)	(25,003)

NET (LOSS) INCOME	(32,575)	51,114	(16,712)	55,041
PREFERRED UNIT DIVIDENDS	2,232	1,800	5,976	2,400

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNIT HOLDERS	$(34,807)	$49,314	$(22,688)	$52,641

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,712)	$55,041

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, and amortization	36,546	32,018
Impairment of oil and gas properties	6,992	5,419
Accretion of asset retirement obligations	27,228	18,471
Amortization of debt issue costs	3,455	1,999
Accretion of debt discount	171	150
Unrealized gain on derivative instruments	(7,375)	(43,006)
Loss (gain) on sale of asset	120	(142)
Changes in operating assets and liabilities:
Accounts receivable	10,514	(17,914)
Due from affiliates, net	(1)	163
Prepaid expenses and other assets	(6,920)	(18,516)
Accounts payable and accrued liabilities	2,737	30,818
Gas imbalance	896	(5,956)
Settlement of asset retirement obligations	(13,623)	(5,010)

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,028	53,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(18,153)	(20,056)
Acquisition of oil and gas properties	(3,454)	(23,509)
Sale of oil and gas properties	(120)	150
Additions to property and equipment	(252)	(1,517)
Deposits	(272)	(540)
Escrow payments	(38,878)	(46,819)

NET CASH USED IN INVESTING ACTIVITIES	(61,129)	(92,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term notes	17,644	8,288
Payments on short term notes	(12,940)	—
Borrowings on bank debt	145,000	134,410
Payments on bank debt	(112,500)	(120,410)
Debt issuance costs	(3,022)	(2,677)
Contributions from members	—	30,000
Distributions to members	(16,694)	(13,605)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,488	36,006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	387	(2,750)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,260	18,879

CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,647	$16,129

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,603	$11,476

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in oil and gas properties for asset retirement obligations	$—	$147,155

Increase in asset retirement obligation escrow receivable	$—	$20,348

Paid-in-kind dividends on preferred equity and accrued distributions to members	$5,976	$2,400

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

Revenue Recognition: Oil and natural gas revenues are recorded using the sales method whereby we recognize revenues based on the amount of oil and natural gas sold to purchasers. We produce plant products such as ethane, butane, propane and other product as part of processing our natural gas. These products are sold to certain gas processing plants. All natural gas revenues are reported net of the plant products.

We do not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exits; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonable assured.

We record revenues based on physical deliveries to our customers, which can be different from our net revenue ownership interest in field production. These differences create gas imbalances that we recognize as a receivable (payable) when there are not sufficient reserves to make up the gas imbalance. A gas imbalance receivable (payable) can also be a result of imbalances acquired in conjunction with the acquisition of oil and gas properties. At September 30, 2012 and December 31, 2011, our net gas receivable (payable) imbalances were $0.5 million and $1.4 million, respectively.

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties by field to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the three and nine months ended September 30, 2012, we recorded impairment charges of $3.7 million and $7.0 million, respectively. For the three and nine months ended September 30, 2011, we recorded impairment charges of $1.1 million and $5.4 million, respectively.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

The following table reflects capitalized costs related to our oil and gas properties:

	September 30,	December 31,
	2012	2011
	(in thousands)
Proved properties	$374,365	$352,758
Unproved properties, not subject to depletion	—	—

Total capitalized costs	374,365	352,758
Accumulated depreciation, depletion, amortization and impairment	(156,980)	(114,056)

Oil and gas properties, net	$217,385	$238,702

The following table describes the changes to our asset retirement obligations:

(in thousands)
Balance at December 31, 2011	$288,686
Liabilities settled	(13,623)
Accretion expense	27,228

Balance at September 30, 2012	$302,291

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

At closing, we were required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to deposit in the escrow account an amount equal to $60 million, which is payable in 30 equal monthly installments on the first day of each month commencing on June 1, 2011.

Prior to closing, we paid the sellers an earnest money deposit of $6 million. The earnest money was applied against the purchase price. We financed the remainder of the purchase price and related expenditures with existing available cash and approximately $35 million in borrowings under our Credit Facility (as defined in Note 6), together with equity financing from our members.

In order to consummate this acquisition, we commenced a Consent Solicitation that was completed on May 31, 2011 (the “Consent Solicitation”) to amend the maximum capital expenditures provision of the indenture (together with the amendments and supplements thereto, the “Indenture”) governing our outstanding 13.75% Senior Secured Notes due 2015 (the “Notes”). On May 31, 2011, we acquired the consents to (1) increase the amount of capital expenditures permitted by us on an annual basis, (2) enable us to obtain financial support from our majority equity holder in the amount of a $30 million investment, and (3) obligate us to make an offer to repurchase the Notes semi-annually at an offer price of 103% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest if we meet certain defined financial tests and as permitted by our credit facilities.

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

NOTE 4—DERIVATIVE INSTRUMENTS

In accordance with authoritative guidance on derivatives and hedging, all derivative instruments are measured at each period end and are recorded on the consolidated balance sheets at fair value. Derivative contracts that are designated as part of a qualifying cash flow hedge, per the accounting guidance, are granted hedge accounting, thereby allowing us to treat the effective changes in the fair value of the derivative instrument in accumulated other comprehensive income, while recording the ineffective portion as an adjustment to unrealized gain (loss). Derivative contracts that are not designated as part of a valid qualifying hedge or fail to meet the requirements of the pronouncement as a highly effective hedge, are treated by recording the changes in the fair value from period to period, through earnings. The amounts paid or received upon each monthly settlement, are recorded as realized gain on derivative financial instruments, as appropriate.

We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. We use financially settled crude oil and natural gas swaps. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. We elected not to designate any of our derivative contracts as qualifying hedges for financial reporting purposes, therefore all of the derivative instruments are categorized as standalone derivatives and are being marked-to-market with “Unrealized (loss) gain on derivative financial instruments” recorded in the consolidated statements of operations.

At September 30, 2012, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss)):

	Crude Oil				Natural Gas				Total
Period	Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
			(in thousands)				(in thousands)		(in thousands)
Swaps:
10/12 - 10/12	23,000	$96.90	$106	$106	227,000	$4.60	$357	$357	$463	$463
11/12 - 11/12	22,080	96.90	92	92	227,000	4.60	289	289	381	381
12/12 - 12/12	23,000	96.90	86	86	227,000	4.60	222	222	308	308
1/13 - 10/13	27,750	96.90	852	852	104,000	4.60	824	824	1,676	1,676
11/13 - 11/13	26,800	96.90	97	97	104,000	4.60	63	63	160	160
12/13 - 12/13	27,750	96.90	107	107	104,000	4.60	44	44	151	151
1/14 - 2/14	19,000	96.90	164	164	82,000	4.60	54	54	218	218
10/12 - 12/12	17,050	81.22	(589)	(589)	26,838	5.89	207	207	(382)	(382)
10/12 - 12/12	1,900	81.14	(66)	(66)	112,000	5.00	565	565	499	499
10/12 - 12/12	—	—	—	—	53,000	5.70	378	378	378	378
10/12 - 12/12	27,500	85.90	(564)	(564)	—	—	—	—	(564)	(564)
10/12 - 10/12	1,884	100.80	16	16	41,462	4.94	80	80	96	96
11/12 - 11/12	—	—	—	—	2,951	4.94	5	5	5	5
12/12 - 12/12	15,140	100.80	116	116	106,375	4.94	141	141	257	257
1/13 - 6/13	15,542	100.80	638	638	200,669	4.94	1,412	1,412	2,050	2,050
7/13 - 7/13	7,132	100.80	49	49	148,788	4.94	164	164	213	213
8/13 - 8/13	5,980	100.80	42	42	139,212	4.94	151	151	193	193
9/13 - 9/13	3,897	100.80	28	28	116,125	4.94	126	126	154	154
10/13 - 10/13	3,259	100.80	24	24	91,166	4.94	96	96	120	120
11/13 - 11/13	—	—	—	—	64,926	4.94	62	62	62	62
12/13 - 12/13	10,042	100.80	78	78	119,462	4.94	91	91	169	169
1/14 - 5/14	10,083	100.80	426	426	129,960	4.94	498	498	924	924
6/14 - 6/14	—	—	—	—	129,960	4.94	110	110	110	110
1/13 - 12/13	19,750	85.90	(1,842)	(1,842)	47,000	5.00	648	648	(1,194)	(1,194)
1/14 - 12/14	15,000	65.00	(4,750)	(4,750)	—	—	—	—	(4,750)	(4,750)
10/12 - 10/12	23,170	102.40	234	234	—	—	—	—	234	234
11/12 - 11/12	19,290	102.40	186	186	—	—	—	—	186	186
12/12 - 12/12	24,860	102.40	230	230	—	—	—	—	230	230
1/13 - 1/13	43,510	102.40	385	385	—	—	—	—	385	385
2/13 - 2/13	29,030	102.40	248	248	—	—	—	—	248	248
3/13 - 3/13	35,760	102.40	299	299	—	—	—	—	299	299
4/13 - 4/13	28,740	102.40	237	237	—	—	—	—	237	237
5/13 - 5/13	28,540	102.40	236	236	—	—	—	—	236	236
6/13 - 6/13	22,800	102.40	190	190	—	—	—	—	190	190
7/13 - 7/13	14,700	102.40	124	124	—	—	—	—	124	124
8/13 - 8/13	14,080	102.40	121	121	—	—	—	—	121	121
9/13 - 9/13	12,390	102.40	108	108	—	—	—	—	108	108
10/13 - 10/13	13,710	102.40	122	122	—	—	—	—	122	122
11/13 - 11/13	14,320	102.40	129	129	—	—	—	—	129	129
12/13 - 12/13	19,310	102.40	180	180	—	—	—	—	180	180
1/14 - 1/14	30,600	102.40	293	293	—	—	—	—	293	293
2/14 - 2/14	22,010	102.40	216	216	—	—	—	—	216	216
3/14 - 3/14	45,910	102.40	461	461	—	—	—	—	461	461
4/14 - 4/14	41,850	102.40	429	429	—	—	—	—	429	429
5/14 - 5/14	42,530	102.40	447	447	—	—	—	—	447	447
6/14 - 6/14	48,860	102.40	525	525	—	—	—	—	525	525
7/14 - 7/14	36,680	102.40	402	402	—	—	—	—	402	402
8/14 - 8/14	35,360	102.40	395	395	—	—	—	—	395	395
9/14 - 9/14	32,290	102.40	365	365	—	—	—	—	365	365
10/14 - 10/14	32,920	102.40	376	376	—	—	—	—	376	376
11/14 - 11/14	30,000	102.40	346	346	—	—	—	—	346	346
12/14 - 12/14	41,880	102.40	494	494	—	—	—	—	494	494

			$2,888	$2,888			$6,587	$6,587	$9,475	$9,475

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at September 30, 2012	Balance Sheet Location	Fair Value at September 30, 2012
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$9,887	Current	$(2,630)
	Non-current	7,399	Non-current	(5,181)

Total derivative instruments		$17,286		$(7,811)

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at December 31, 2011
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$12,990	Current	$(8,774)
	Non-current	5,203	Non-current	(7,319)

Total derivative instruments		$18,193		$(16,093)

The effect of derivate instruments on our consolidated statements of operations was as follows (in thousands):

Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity Contracts	Realized gain on derivative financial instruments	$3,284	$6,746	$11,189	$3,664
Commodity Contracts	Unrealized (loss) gain on derivative financial instruments	(16,129)	50,234	7,375	43,006

Total derivative instruments		$(12,845)	$56,980	$18,564	$46,670

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2012 Using Fair Value Hierarchy
	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$17,286	$—	$17,286	$—

	$17,286	$—	$17,286	$—

Liabilities
Oil and Natural Gas Derivatives	$(7,811)	$—	$(7,811)	$—

	$(7,811)	$—	$(7,811)	$—

	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$18,193	$—	$18,193	$—

	$18,193	$—	$18,193	$—

Liabilities
Oil and Natural Gas Derivatives	$(16,093)	$—	$(16,093)	$—

	$(16,093)	$—	$(16,093)	$—

At September 30, 2012 and December 31, 2011, management estimates that the derivative contracts had a fair value of $9.5 million and $2.1 million, respectively. We estimated the fair value of derivative instruments using internally-developed models that use as their basis readily observable market parameters.

The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.

As of September 30, 2012, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at September 30, 2012 was $215.4 million.

Fair Value on a Non-Recurring Basis

As of September 30, 2012, oil and gas properties with a carrying value of $224.4 million were written down to their fair value of $217.4 million, resulting in an impairment charge of $3.7 million and $7.0 million for the three and nine months ended September 30, 2012, respectively, which is recognized under “Impairments” in the consolidated statements of operations. As of September 30, 2011, oil and gas properties with a carrying value of $262.5 million were written down to their fair value of $257.1 million, resulting in an impairment charge of $1.1 million and $5.4 million for the three and nine months ended September 30, 2011, respectively. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 6—DEBT AND NOTES PAYABLE

Our debt and notes payable are summarized as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Senior Secured Revolving Credit Facility	$56,500	$24,000
13.75% Senior Secured Notes, net of discount	149,058	148,887
AFCO Credit Corporation-insurance note payable	8,858	—
First Insurance note payable	—	4,154

Total debt	214,416	177,041
Less: current portion	(8,858)	(4,154)

Total long-term debt	$205,558	$172,887

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million credit facility (the “Credit Facility”) comprised of a senior secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”) and a $75 million secured letter of credit to be used exclusively for the issuance of letters of credit in support of our future P&A liabilities relating to our oil and natural gas properties (the “Letter of Credit Facility”). The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the borrowing based utilization percentage in effect from time to time.

On May 31, 2011, we entered into an amendment to the Credit Facility, which increased the Revolving Credit Facility available thereunder to $70 million and the Letter of Credit Facility to $125 million, based primarily on the reserves provided by the Merit Acquisition. On June 30, 2011, we entered into a waiver and second amendment to the Revolving Credit Facility to amend certain provisions governing our swap agreements. On December 30, 2011, we entered into the second amendment to the Letter of Credit Facility to update the fees on the letters of credit to 2% on a go-forward basis. On May 24, 2012, we entered into the third amendment to the Letter of Credit Facility to increase the secured letter of credit to $135 million. In November 2012, we entered into a third amendment to the Credit Facility to update the “change in control” definition, confirm the amount available of $70 million under the Revolving Credit Facility and amend the definition of debt included in the calculation of the covenants. In November 2012, we entered into the fourth amendment to the Letter of Credit Facility to increase the secured letter of credit to $200 million, update the “change of control” definition, and amend the definition of debt included in the calculation of the covenants.

As of September 30, 2012, letters of credit in the aggregate amount of $126.8 million were outstanding under the Letter of Credit Facility. We had $56.5 million in borrowings under the Revolving Credit Facility of which $13.5 million was available for additional borrowings.

A commitment of 0.5% per annum is computed based on the unused borrowing base and paid quarterly. For the three and nine months ended September 30, 2012, we recognized $10,097 and $63,292 in commitment fees, respectively, which have been included in “Interest expense” on the consolidated statements of operations. A letter of credit fee is computed based on the same applicable margin used to determine the interest rate to Eurodollar loans times the stated face amount of each letter of credit.

The Credit Facility is secured by mortgages on at least 80% of the total value of our proved oil and gas reserves. The borrowing base is re-determined semi-annually on or around April 1st and October 1st of each year. The October 1, 2012 redetermination was completed in November 2012 with no changes to the Revolving Credit Facility and will remain in effect until January 31, 2013, at which time the borrowing base shall be re-determined. We and the administrative agent may each elect to cause the borrowing base to be re-determined one time between scheduled semi-annual redetermination periods.

The Credit Facility requires us and our subsidiaries to maintain certain financial covenants. Specifically, we may not permit, in each case as calculated as of the end of each fiscal quarter, our total leverage ratio to be more than 2.5 to 1.0, our interest coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our revolving Credit Facility) to be less than 1.0 to 1.0. In addition, we and our subsidiaries are subject to various covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interests, pay dividends, make acquisitions, loans, advances or investments, sell or otherwise transfer assets, enter into transactions with affiliates or change our line of business. As of

September 30, 2012, we were not in compliance with our total leverage ratio and our interest coverage ratios. Our total leverage ratio was calculated to be 2.7 to 1.0 which was higher than the required 2.5 to 1.0. Our interest coverage ratio was 2.7 to 1.0 which was lower than the required 3.0 to 1.0. In November 2012, we received a waiver related to our total leverage and interest coverage ratios which allowed us to exclude preferred stock from the debt definition as long as no dividends were paid and the preferred stock is not redeemable within six months following the maturity date. Based on the revised debt definition, the leverage ratio was recalculated to be 2.3 to 1.0 and the interest coverage ratio was calculated to be 3.6 to 1.0 which were in compliance under our Credit Facility.

13.75% Senior Secured Notes

On November 23, 2010, we issued $150 million face value of 13.75% Notes discounted at 99.109%. The net proceeds were used to repay all of the outstanding indebtedness under our prior revolving credit facility, to fund Bureau of Ocean Energy Management, Regulation and Enforcement collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually in arrears, on June 1 and December 1 of each year, which commenced on June 1, 2011. The Notes will mature on December 1, 2015, of which all principal then outstanding will be due. As of September 30, 2012, the recorded value of the Notes was $149.1 million, which includes the unamortized discount of $0.9 million. We incurred underwriting and debt issue costs of $7.2 million, which have been capitalized and will be amortized over the life of the Notes.

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

The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Our limitation on capital expenditures was amended in conjunction with the Consent Solicitation on May 31, 2011 to 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. As of September 30, 2012, we were in compliance with our covenants under the Indenture.

The amounts of required principal payments based on our outstanding debt amounts as of September 30, 2012, were as follows:

Period Ending September 30,	(in thousands)
2013	$8,858
2014	56,500
2015	—
2016	150,000
2017	—

215,358
Unamortized discount on 13.75% Senior Secured Notes	(942)

Total debt	$214,416

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

The Class D Units are non-voting units, have an aggregate liquidation preference of $30 million and accrue dividends payable in kind at a rate per annum of 24%, compounded annually to the extent they are not distributed. As of September 30, 2012 and December 31, 2011, we have accrued dividends in the amounts of $10.2 million and $4.2 million, respectively, which are included in “Long-Term Liabilities” on the consolidated balance sheets. The dividends were reclassed to a long-term liability in the second quarter of 2012, as they are expected to be repaid after the Notes mature.

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

We lease office space and certain equipment under non-cancelable operating lease agreements that expire on various dates through 2020. Approximate future minimum lease payments for operating leases at September 30, 2012 were as follows:

Period Ending September 30,	(in thousands)
2013	$2,920
2014	2,387
2015	2,005
2016	1,842
2017	1,557
Thereafter	4,991

$15,702

In September 2012, we entered into a drilling unit contract. We intend to commence drilling operations in December 2012. The lease is for a term of 90 days in addition to the demobilization being completed.

Pursuant to the purchase agreement from W&T Offshore, Inc. (the “W&T Acquisition”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired in maximum aggregate amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of September 30, 2012, we have funded $12.4 million into the non-operating escrow account, leaving $18.8 million to be funded through May 1, 2017.

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

Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired of $13.1 million to be used for future P&A costs that may be incurred on such properties. As of September 30, 2012, we have funded $6.9 million, leaving $6.2 million to be funded through February 2014.

In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011. As of September 30, 2012, we have funded $32.1 million, leaving $27.9 million to be funded through November 2013.

NOTE 9—RELATED PARTY TRANSACTIONS

We pay for certain operating and general and administration expenses on behalf of Black Elk Energy, LLC, the parent company of Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. At September 30, 2012 and December 31, 2011, we had receivables from Black Elk Energy, LLC in the amount of $22,430 and $22,430, respectively.

For the three and nine months ended September 30, 2012, we paid $59,614 and $131,837 to Up and Running Solutions, LLC, for IT consulting services. Up and Running Solutions, LLC is owned by the wife of an employee, David Cantu (a member of our management team). At September 30, 2012 and December 31, 2011, the outstanding amount due to Up and Running Solutions, LLC was $29,738 and $72,222, respectively.

During 2011, we entered into a contribution agreement with Platinum. See Note 7.

In October 2010, Freedom Logistics LLC (“Freedom”) was formed by Platinum, our majority equity holder, and Freedom HHC Management, LLC, the members of which are Messrs. John Hoffman (our President and Chief Executive Officer) and David Cantu (a member of our management), for the purpose of holding certain aircraft equipment, including two helicopters. On October 8, 2010, we guaranteed the loan that Freedom used to purchase two helicopters in the aggregate principal amount of $3.2 million. As of September 30, 2012 and December 31, 2011, the balance of the loan was $2.8 million and $3.0 million, respectively. On August 1, 2012, Freedom entered into a purchase agreement with Gulf State Aviation, whereby Gulf State Aviation will purchase certain aircraft equipment from Freedom, including the two helicopters. The proceeds of the sale will be applied to the balance of the guaranteed loan once the sale has been finalized, which is expected to occur in December 2012.

In April 2011, Freedom Well Services (“FWS”) was formed by certain members of our management, Freedom Well Services Employee Incentive, LLC and Platinum, our majority equity holder, to provide well P&A, slick line and electronic line services as well as consulting services around platform decommissioning and removal. Although we did not contribute capital for start-up costs, we funded the purchase of equipment as a prepayment for services rendered with the expectation that the prepayment will be reimbursed as the business continues to grow and generate cash flows. As of September 30, 2012 and December 31, 2011, prepayments were $8.7 million and $6.6 million, respectively, to FWS which is included in “Prepaid expenses and other” on our consolidated balance sheet.

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

These forward-looking statements are based on our current expectations and assumptions about future events and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Item 1A. Risk Factors” in this Form 10-Q and our 2011 Form 10-K.

These factors include risks summarized below:

•	Low and/or declining prices for oil and natural gas;

•	Oil and natural gas price volatility;

•	Risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	Ability to raise additional capital to fund future capital expenditures;

•	Cash flow and liquidity;

•	Ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Geological concentration of our reserves;

•	Discovery, acquisition, development and replacement of oil and natural gas reserves;

•	Operating hazards attendant to the oil and natural gas business;

•	Down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Potential mechanical failure or underperformance of significant wells or pipeline mishaps;

•	Potential increases in plugging and abandonment and other asset retirement costs as a result of new regulations;

•	Weather conditions;

•	Availability and cost of material and equipment;

•	Delays in anticipated drilling start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Ability to find and retain skilled personnel;

•	Strength and financial resources of competitors;

•	Potential defects in title to our properties;

•	Federal and state regulatory developments and approvals, including the adoption of new regulatory requirements;

•	Losses possible from future litigation;

•	Environmental risks;

•	Changes in interest rates;

•	Developments in oil and natural gas-producing countries;

•	Events similar to those of September 11, 2001, Hurricanes Katrina, Rita, Gustav and Ike and the Deepwater Horizon explosion; and

•	Worldwide political and economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no responsibility to publicly release the results of any revisions of our forward-looking statements after the date they are made.

Should one or more of the risks or uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q and our 2011 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed, particularly in “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. We seek to acquire and exploit properties with proved developed reserves, proved developed non-producing reserves and proved undeveloped reserves. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of September 30, 2012, we held an aggregate net interest in approximately 569,762 gross (273,717 net) acres under lease and had an interest in 1,167 gross wells, 351 of which are producing.

We have financed our acquisitions to date through a combination of cash flows provided by operating activities, borrowings under lines of credit and the Notes, and capital contributions from our members. Our use of capital for acquisitions, exploitation and development allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided a foothold in a new area of interest or complemented our existing operations. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives. In addition, our willingness to acquire non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis.

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

From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three and nine months ended September 30, 2012 and 2011 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Oil:
Average price before effects of hedges ($/Bbl)(1)	$102.92	$102.56	$107.93	$105.44
Average price after effects of hedges ($/Bbl)	103.06	107.64	105.99	102.51
Average price differentials(2)	10.76	13.05	11.81	10.05

Gas:
Average price before effects of hedges ($/Mcf)(1)	$3.06	$4.28	$2.63	$4.43
Average price after effects of hedges ($/Mcf)	3.80	5.03	3.64	5.03
Average price differentials(2)	0.18	0.16	0.09	0.21

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.
(2)	Price differential compares realized oil and natural gas prices, without giving effect to realized derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

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

Recent Event

On September 27, 2012, an incident occurred on our High Island 443 A-2 ST well which required the closing of the blind/shear rams to properly shut in and maintain control of the well due to several days of unsuccessful attempts to repair a small hydrocarbon leak on a conductor riser. Additional surface diagnostics found the inner casing strings to be most likely compromised. On October 12, 2012, the Bureau of Safety and Environmental Enforcement (“BSEE”) advised us to plug and abandon the well. We have well control insurance and are pursuing reimbursement for this incident. Currently, a claims adjuster has been assigned and is gathering the necessary information. We have not recorded a receivable for reimbursement under our insurance policy.

Impact of Deepwater Horizon Incident and Federal Deepwater Moratorium

In April 2010, the Deepwater Horizon, a drilling platform operated by British Petroleum PLC in ultra deepwater in the U.S. Gulf of Mexico, sank after an apparent blowout and fire. The resulting leak caused a significant oil spill. In response to the explosion and spill, the U.S. Department of the Interior (“DOI”) implemented a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling sidetracks and bypasses of wells beginning in May 2010 until the moratorium was lifted by the DOI in October 2010.

In addition, while the moratorium was in place, the DOI, through its Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”), issued a series of notices to lessees and operators (“NTLs”) or regulatory requirements imposing new standards and permitting procedures for new wells to be drilled in federal waters of the Outer Continental Shelf (“OCS”). These requirements include the following:

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

•

the Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•

the Workplace Safety Rule, which requires operators to have a comprehensive safety and environmental management system (“SEMS”) in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills, with amendments proposed on September 14, 2011, but not yet finalized, that would impose certain added safety procedures to a company’s SEMS not covered by the original rule and revise certain existing obligations.

Compliance with these requirements issued by the DOI or its implementing agencies, including the BSEE and the Bureau of Ocean Energy Management (“BOEM”), which two agencies are successors to BOEMRE, effective November 1, 2011, may prevent us from obtaining new drilling permits and approvals in a timely manner, which could materially adversely impact our business, financial position or results of operations. Since early 2011, there has been gradual improvement in the number of approved drilling permits issued per month for the U.S. Gulf of Mexico, however, it is possible that the improvement of this pace could slow or reverse as a result of uncertainties with respect to implementation and interpretation of NTLs and other regulatory initiatives, the ability of the BSEE to timely review submissions and issue drilling permits, or potential third party challenges to industry drilling operations in the U.S. Gulf of Mexico.

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

The following table contains certain financial and operational data for each of the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average daily sales:
Oil (Boepd)	5,357	5,985	5,595	5,108
Natural gas (Mcfpd)	47,177	56,917	51,075	47,451
Plant products (Galpd)	34,206	29,090	38,900	28,393
Oil equivalents (Boepd)	14,034	16,164	15,033	13,693
Average realized prices(1):
Oil ($/Bbl)	$103.06	$107.64	$105.99	$102.51
Natural gas ($/Mcf)	3.80	5.03	3.64	5.03
Plant products ($/Gallon)	0.91	1.40	1.04	1.25
Oil equivalents ($/Boe)	54.35	60.09	54.49	58.26

Costs and Expenses:
Lease operating expense ($/Boe)	33.95	31.69	31.82	26.75
Production tax expense ($/Boe)	0.15	0.16	0.18	0.12
General and administrative expense ($/Boe)	6.43	3.36	5.02	4.51
Net (loss) income (in thousands)	(32,575)	51,114	(16,712)	55,041
Adjusted EBITDA(2) (in thousands)	15,307	32,349	66,221	87,076

(1)	Average realized prices presented give effect to our hedging.
(2)	Adjusted EBITDA is defined as net (loss) income before interest expense, unrealized gain/loss on derivative instruments, accretion, depreciation, depletion, amortization and impairment and loss/gain on sale of asset. Adjusted EBITDA is not a measure of net (loss) income or cash flows as determined by GAAP, and should not be considered as an alternative to net (loss) income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We present Adjusted EBITDA because it is frequently used by securities analysts, investors and other interested parties in the evaluation of high-yield issuers, many of whom present Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. A reconciliation table is provided below to illustrate how we derive Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net (loss) income	$(32,575)	$51,114	$(16,712)	$55,041
Adjusted EBITDA	$15,307	$32,349	$66,221	$87,076

Reconciliation of Net loss (income) to Adjusted EBITDA
Net (loss) income	$(32,575)	$51,114	$(16,712)	$55,041
Interest expense	6,514	6,873	19,422	19,275
Unrealized loss (gain) on derivative instruments	16,129	(50,234)	(7,375)	(43,006)
Accretion	9,256	9,089	27,228	18,471
Depreciation, depletion, amortization and impairment	15,983	15,507	43,538	37,437
Loss (gain) on sale of asset	—	—	120	(142)

Adjusted EBITDA	$15,307	$32,349	$66,221	$87,076

The following table sets forth certain information with respect to oil and gas operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
PRODUCTION:
Oil (MBbl)	493	551	(58)	-11%	1,533	1,395	138	10%
Natural gas (MMcf)	4,340	5,236	(896)	-17%	13,995	12,954	1,041	8%
Plant products (MGal)	3,147	2,676	471	18%	10,659	7,751	2,908	38%
Total (Mboe)	1,291	1,487	(196)	-13%	4,119	3,738	381	10%

REVENUES:
Oil sales	$50,721	$56,470	$(5,749)	-10%	$165,441	$147,038	$18,403	13%
Natural gas sales	13,289	22,398	(9,109)	-41%	36,754	57,388	(20,634)	-36%
Plant product sales and other revenue	5,960	5,500	460	8%	19,141	13,614	5,527	41%
Realized gain on derivative financial instruments	3,284	6,746	(3,462)	-51%	11,189	3,664	7,525	205%
Unrealized (loss) gain on derivative financial instruments	(16,129)	50,234	(66,363)	-132%	7,375	43,006	(35,631)	-83%

TOTAL REVENUES	57,125	141,348	(84,223)	-60%	239,900	264,710	(24,810)	-9%

OPERATING EXPENSES:
Lease operating	43,840	47,125	(3,285)	-7%	131,055	100,000	31,055	31%
Production taxes	192	231	(39)	-17%	744	439	305	69%
Workover	4,395	6,053	(1,658)	-27%	10,485	11,599	(1,114)	-10%
Exploration	311	—	311	100%	1,249	—	1,249	100%
Depreciation, depletion and amortization	12,302	14,411	(2,109)	-15%	36,546	32,018	4,528	14%
Impairment	3,681	1,096	2,585	236%	6,992	5,419	1,573	29%
General and administrative	8,301	4,991	3,310	66%	20,668	16,862	3,806	23%
Accretion	9,256	9,089	167	2%	27,228	18,471	8,757	47%
Loss (gain) on sale of asset	—	—	—	0%	120	(142)	262	-185%

TOTAL OPERATING EXPENSES	82,278	82,996	(718)	-1%	235,087	184,666	50,421	27%

(LOSS) INCOME FROM OPERATIONS	(25,153)	58,352	(83,505)	-143%	4,813	80,044	(75,231)	-94%

OTHER INCOME (EXPENSE):
Interest income	11	131	(120)	-92%	305	358	(53)	-15%
Miscellaneous expense	(919)	(496)	(423)	85%	(2,408)	(6,086)	3,678	-60%
Interest expense	(6,514)	(6,873)	359	-5%	(19,422)	(19,275)	(147)	1%

TOTAL OTHER EXPENSE	(7,422)	(7,238)	(184)	3%	(21,525)	(25,003)	3,478	-14%

NET (LOSS) INCOME	$(32,575)	$51,114	$(83,689)	-164%	$(16,712)	$55,041	$(71,753)	-130%

Production

Oil and natural gas production. Total oil, natural gas and plant product production of 1,291 MBoe decreased 196 MBoe, or 13%, during the three months ended September 30, 2012 compared to the same period in 2011 as a result of uneconomic leases and several fields being shut-in. For the nine months ended September 30, 2012, total oil, natural gas and plant production of 4,119 MBoe increased 381 MBoe, or 10%, compared to the nine months ended 2011 due to the properties acquired in the Merit Acquisition in May 2011 (971 MBoe for the nine months ended September 30, 2012) which was partially offset by lower production in uneconomic leases and several fields being shut-in during the second and third quarters of 2012.

Revenues

Total revenues. Total revenues for the three and nine months ended September 30, 2012 of $57.1 million and $239.9 million, respectively, decreased $84.2 million, or 60%, and $24.8 million, or 9%, respectively, over the comparable periods in 2011.

Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, decreased $14.4 million, or 17%, for the three months ended September 30, 2012 compared to the same period in 2011 as a result of lower oil and gas production due to uneconomic leases and several fields being shut-in and lower natural gas and plant product prices. For the nine months ended September 30, 2012, revenues, excluding the realized and unrealized revenues from commodity hedge contracts, increased $3.3 million, or 2%, compared to the same period in 2011 as a result of increased production due to properties acquired in the Merit Acquisition in May 2011 and higher oil prices partially offset by lower gas and plant product prices.

We entered into certain oil and natural gas commodity derivative contracts in 2012 and 2011. We realized gains on these derivative contracts in the amounts of $3.3 million and $11.2 million for the three and nine months ended September 30, 2012, respectively, and realized gains of $6.7 million and $3.7 million for the three and nine months ended September 30, 2011, respectively. We recognized unrealized gains (losses) of $(16.1) million and $7.4 million for the three and nine months ended September 30, 2012, respectively, and unrealized gains of $50.2 million and $43.0 million in the same periods of 2011.

Excluding hedges, we realized average oil prices of $102.92 per barrel and $107.93 per barrel and gas prices of $3.06 per Mcf and $2.63 per Mcf for the three and nine months ended September 30, 2012, respectively. For the same periods in 2011, excluding hedges, we realized average oil prices of $102.56 per barrel and $105.44 per barrel and $4.28 per Mcf and $4.43 per Mcf, respectively. Average prices realized from the sale of oil on a third quarter and year-to-date basis reflected the economic turnaround that began during 2011. Gas prices were lower on a quarter and year-to-date basis compared to 2011 but are higher than the second quarter of 2012.

Operating Expenses

Lease operating costs. Our lease operating costs for the three and nine months ended September 30, 2012 decreased to $43.8 million, or $33.95 per Boe, and increased to $131.1 million, or $31.82 per Boe, respectively. For the three and nine months ended September 30, 2011, our lease operating costs were $47.1 million, or $31.69 per Boe, and $100.0 million, or $26.75 per Boe, respectively. Lease operating expenses decreased for the three months ended September 30, 2012 compared to the same period in 2011 due to cost reduction initiatives and the unmanning of platforms as well as lower offshore insurance costs. The increase in lease operating costs for the nine months ended September 30, 2012 compared to the same period in 2011 was directly related to the additional properties acquired from the Maritech and the Merit Acquisitions. The increase in cost per Boe during 2012 was primarily attributable to a mix of increased properties and certain non-recurring safety and regulatory costs on the newly acquired properties and lower production due to pipeline repairs and leaks in 2012.

Workover costs. Our workover costs for the three and nine months ended September 30, 2012 were $4.4 million and $10.5 million, respectively, a decrease of $1.7 million compared to the third quarter of 2011 and a decrease of $1.1 million compared to the first nine months in 2011. For the nine months ended September 30, 2012, Eugene Island 240, West Cameron 20/45, Eugene Island 156/South Marsh 22, West Delta 31/32, and Eugene Island 331 were the primary workover expense projects.

Exploration. Our exploration expenses for the three and nine months ended September 30, 2012 were $0.3 million and $1.2 million, respectively. There were no exploration costs for the same periods in 2011. Exploration costs for 2012 include expenses to drill a non-operated well, South Pelto 13, which was unsuccessful.

Depreciation, depletion, amortization and impairment. DD&A expense was $12.3 million, or $9.53 per Boe, and $36.5 million, or $8.87 per Boe, for the three and nine months ended September 30, 2012, respectively, and $14.4 million, or $9.69 per Boe, and $32.0 million, or $8.57 per Boe, for the three and nine months ended 2011, respectively. The decrease in DD&A for the three months ended September 30, 2012 was a result of lower production due to uneconomic leases and several fields being shut-in. DD&A increased for the nine months ended September 30, 2012 due to production associated with the properties acquired in 2011, partially offset by lower production due to uneconomic leases and several fields being shut-in. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded a $3.6 million and $7.0 million impairment for the three and nine months ended September 30, 2012, respectively, and a $1.1 million and $5.4 million impairment for the same periods in 2011, respectively.

General and administrative expenses. G&A expense was $8.3 million, or $6.43 per Boe, and $20.7 million, or $5.02 per Boe, for the three and nine months ended September 30, 2012, respectively, and $5.0 million, or $3.36 per Boe, and $16.9 million, or $4.51 per Boe, for the same periods in 2011, respectively. The increase in G&A expense for the three and nine months ended September 30, 2012 was due to an increase in staff and related administrative costs attributable to our growth, in addition to higher legal fees and insurance costs.

Accretion expense. We recognized accretion expense of $9.3 million and $27.2 million for the three and nine months ended September 30, 2012, respectively, compared to $9.1 and $18.5 million for the three and nine months ended September 30, 2011, respectively. The increase in accretion expense in 2012 was attributable to assumed asset retirement obligations related to our acquisitions in 2011.

Miscellaneous expense. Miscellaneous expense of $0.9 million and $2.4 million increased $0.4 million and decreased $3.7 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The higher year-to-date expense in 2011 was a result of the consent solicitation fee paid under the First Supplemental Indenture.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been capital contributions from our members, proceeds from the offering of our senior notes, which closed in November 2010, borrowings under our lines of credit and cash flows from operations. We believe that our working capital requirements, contractual obligations and expected capital expenditures discussed below, as well as our other liquidity needs for the next twelve months, can be met from cash flows provided by operations, amounts available under our Revolving Credit Facility and capital contributions. Our primary use of capital has been for the acquisition, development and exploitation of oil and natural gas properties as well as providing collateral to secure our P&A obligations. We are currently exploring potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. As we plug and abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million Credit Facility with Capital One, N.A., as administrative agent and a lender thereunder. The Credit Facility is comprised of (1) a senior secured reserve-based Revolving Credit Facility, under which our initial borrowing base was set at $35 million and (2) a $75 million secured Letter of Credit Facility, which is to be used exclusively for the issuance of letters of credit in support of our future P&A obligations relating to our oil and gas properties. The borrowing base under our Revolving Credit Facility is subject to redetermination on a semi-annual basis, effective April 1 and October 1, and up to one additional time during any six month period, as may be requested by either us or the administrative agent, acting at the direction of the majority of the lenders. The October 1, 2012 redetermination was completed in November 2012 with no changes to the Revolving Credit Facility and will remain in effect until January 31, 2013, at which time the borrowing base shall be re-determined. The borrowing base will be determined by the administrative agent in its sole discretion and consistent with its normal oil and gas lending criteria in existence at that particular time. Our obligations under the Credit Facility are guaranteed by our existing subsidiaries and are secured on a first-priority basis by all of our and our subsidiaries’ assets, in the case of the Revolving Credit Facility, and by cash collateral, in the case of the Letter of Credit Facility. The Credit Facility has a maturity date of December 24, 2013.

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

On May 31, 2011, we entered into an amendment to the Credit Facility that (1) increased the amount available for borrowing under the Revolving Credit Facility from $35 million to $70 million and (2) increased the secured letter of credit from $75 million to $125 million. On June 30, 2011, we entered into a waiver and second amendment to the Revolving Credit Facility to amend certain provisions governing our swap agreements. On December 30, 2011, we entered into the second amendment to the Letter of Credit Facility to update the fees on the letters of credit to 2% on a go forward basis. On May 24, 2012, we entered into a third amendment to the Letter of Credit Facility to further increase the secured letter of credit from $125 million to $135 million. In November 2012, we entered into a third amendment to the Credit Facility to update the “change in control” definition, confirm the amount available of $70 million under the Revolving Credit Facility and amend the definition of debt included in the calculation of the covenants. In November 2012, we entered into the fourth amendment to the Letter of Credit Facility to increase the secured letter of credit from $135 million to $200 million, update the “change of control” definition, and amend the definition of debt included in the calculation of the covenants.

As of September 30, 2012, we were not in compliance with our total leverage and our interest coverage ratios. Our total leverage ratio was calculated to be 2.7 to 1.0 which was higher than the required 2.5 to 1.0. Our interest coverage ratio was 2.7 to 1.0 which was lower than the required 3.0 to 1.0. In November 2012, we received a waiver related to our total leverage and interest coverage ratios which allowed us to exclude preferred stock from the debt definition as long as no dividends were paid and the preferred stock is not redeemable within six months following the maturity date. Based on the revised debt definition, the total leverage ratio was recalculated to be 2.3 to 1.0 and the interest coverage ratio was recalculated to be 3.6 to 1.0 which were in compliance under our Credit Facility.

As of September 30, 2012, letters of credit in the aggregate amount of $126.8 million were outstanding under the Letter of Credit Facility and we had $56.5 million in borrowings under the Revolving Credit Facility. As of November 9, 2012, $7.0 million was available for additional borrowings under the Revolving Credit Facility.

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

As of September 30, 2012, we were in compliance with our covenants under the Indenture.

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

At September 30, 2012, Platinum had contributed a total of $15.1 million in cash and $14.9 million remained in financial instruments deemed by us to be a cash equivalent. In October 2012, we received $11.0 million in cash and expect to convert the remaining $3.9 million of cash equivalents into cash during the fourth quarter of 2012.

Capital Expenditures

We expect total capital expenditures to be $42.0 million for 2012 (excluding expenditures directly related to any acquisitions). Approximately $21.9 million was expended in the first nine months of 2012 for various projects including recompletions and drilling, and the remaining $20.1 million will be used for drilling and development during the remainder of the year. The capital expenditure limitation set forth in the Indenture was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year after December 31, 2011.

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

To date, our 2012 capital expenditures have been funded from borrowings under our line of credit and cash flows from operations. We believe the borrowings under our Credit Facility, together with cash flows from operations and capital contributions, should be sufficient to fund the remainder of our 2012 capital expenditures.

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

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$44,028	$53,535
Net cash used in investing activities	(61,129)	(92,291)
Net cash provided by financing activities	17,488	36,006

Net increase (decrease) in cash and equivalents	$387	$(2,750)

Cash flows provided by operating activities. Cash provided by operating activities totaling $44.0 million during the nine months ended September 30, 2012 compared to $53.5 million during the nine months ended September 30, 2011. Significant components of net cash provided by operating activities during the nine months ended September 30, 2012 included $67.1 million of non-cash items, primarily DD&A expense and accretion of asset retirement obligations, partially offset by a net loss of $16.7 million and $6.4 million of changes in operating assets and liabilities.

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

Cash flows used in investing activities. Cash used in investing activities totaling $61.1 million in the nine months ended September 30, 2012 was primarily attributable to additions to the oil and gas properties during the period and the funding of the future P&A obligations through escrow. Cash used in investing activities in the comparable period of 2011 totaling $92.3 million was attributable to the assets purchased in the Maritech Acquisition and Merit Acquisition and the funding of the future P&A obligations through escrow.

Cash flows provided by financing activities. Cash flows provided by financing activities of $17.5 million in the nine months ended September 30, 2012 were attributable to borrowings under the Credit Facility and short-term notes partially offset by payments on the Credit Facility and short-term notes, tax distributions to members, and debt issue costs. Cash provided by financing activities of $36.0 million during the nine months ended September 30, 2011 was attributable to borrowings under the Credit Facility and short-term notes as well as a $30 million contribution from Platinum, partially offset by payments on the Credit Facility, debt issuance costs of the Notes, and tax distributions to members.

Asset Retirement Obligations

As many as four times per year we review, and, to the extent necessary, revise our asset retirement obligation estimates. In 2011, we increased our asset retirement obligations by $166.4 million, primarily as a result of the Maritech Acquisition and the Merit Acquisition, and recognized $27.4 million in accretion expense. As of September 30, 2012, we increased our asset retirement obligations by $13.6 million and for the three and nine months ended September 30, 2012, we recognized $9.3 million and $27.2 million in accretion expense, respectively.

At September 30, 2012 and December 31, 2011, we recorded total asset retirement obligations of $302.3 million and $288.7 million, respectively, and have funded approximately $211.0 million and $172.2 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of September 30, 2012 and December 31, 2011, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at September 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$215,358	$8,858	$56,500	$150,000	$—
Interest on debt and notes payable	68,821	23,476	41,908	3,437	—
Operating leases (1)	15,702	2,920	4,392	3,399	4,991

Total contractual obligations	299,881	35,254	102,800	156,836	4,991
Other Obligations
Asset retirement obligations (2)	302,291	19,609	208,382	42,234	32,066

Total obligations	$602,172	$54,863	$311,182	$199,070	$37,057

(1)	Consists of office space leases for our Houston, Texas offices and services provided in the office.
(2)	Asset retirement obligations will be partially funded via the escrow.

Off-Balance Sheet Arrangements

In October 2010, we guaranteed a loan that a related party used to purchase two helicopters in the aggregate principal amount of $3.2 million. The related party is not consolidated in our financials as the entity is not material to us. On August 1, 2012, a purchase agreement was signed to sell certain aircraft equipment from the related party. The proceeds of the sale will be applied to the balance of the guaranteed loan once the sale has been finalized, which is expected to occur in December 2012. At September 30, 2012, the balance of the loan was $2.8 million and the maturity date is October 8, 2013. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At September 30, 2012, commodity derivative instruments were in place covering approximately 65% of our projected oil sales volumes and 42% of our projected natural gas volumes through 2012.

Please see “Notes to Consolidated Financial Statements—Note 4—Derivative Instruments” in this Form 10-Q for additional discussion regarding the accounting applicable to our hedging program.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition” is based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in “Notes to Consolidated Financial Statements—Note 2—Oil and Gas Properties” in this Form 10-Q as well as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K.

Inflation and Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three and nine months ended September 30, 2012, we received an average of $102.92 and $107.93 per barrel of oil and $3.06 and $2.63 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts, compared to $102.56 and $105.44 per barrel of oil and $4.28 and $4.43 per Mcf of natural gas, respectively, in the three and nine months ended September 30, 2011. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. During 2012, commodity prices have softened and services and costs have not decreased in proportion to the lower prices. Higher costs are partially fueled by unconventional plays onshore as well as resource shifts out of the Gulf of Mexico.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our annualized production for the nine months ended September 30, 2012, our annual revenue would increase or decrease by approximately $20.4 million for each $10.00 per barrel change in oil prices and $18.7 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our total annual production for the year ended December 31, 2011, our revenues would have increased or decreased by approximately $19.9 million for each $10.00 per barrel change in oil prices and $18.2 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.

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

At September 30, 2012, the fair value of our commodity derivatives were included in our consolidated balance sheets for approximately $7.3 million as current assets and $2.2 million as long-term assets. At December 31, 2011, the fair value of our commodity derivatives were approximately $4.2 million as current assets and $2.1 million as long-term liabilities. For the three and nine months ended September 30, 2012, we realized a net increase in oil and natural gas revenues related to hedging transactions of approximately $3.3 million and $11.2 million, respectively, and an increase for the same periods in 2011 of $6.7 million and $3.7 million, respectively.

As of September 30, 2012, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
June 2014 - June 2014	Swap	48,860	$102.40
March 2014 - March 2014	Swap	45,910	$102.40
January 2013 - January 2013	Swap	43,510	$102.40
May 2014 - May 2014	Swap	42,530	$102.40
December 2014 - December 2014	Swap	41,880	$102.40
April 2014 - April 2014	Swap	41,850	$102.40
July 2014 - July 2014	Swap	36,680	$102.40
March 2013 - March 2013	Swap	35,760	$102.40
August 2014 - August 2014	Swap	35,360	$102.40
October 2014 - October 2014	Swap	32,920	$102.40
September 2014 - September 2014	Swap	32,290	$102.40
January 2014 - January 2014	Swap	30,600	$102.40
November 2014 - November 2014	Swap	30,000	$102.40
February 2013 - February 2013	Swap	29,030	$102.40
April 2013 - April 2013	Swap	28,740	$102.40
May 2013 - May 2013	Swap	28,540	$102.40
December 2013 - December 2013	Swap	27,750	$96.90
January 2013 - October 2013	Swap	27,750	$96.90
October 2012 - December 2012	Swap	27,500	$85.90
November 2013 - November 2013	Swap	26,800	$96.90
December 2012 - December 2012	Swap	24,860	$102.40
October 2012 - October 2012	Swap	23,170	$102.40
December 2012 - December 2012	Swap	23,000	$96.90
October 2012 - October 2012	Swap	23,000	$96.90
June 2013 - June 2013	Swap	22,800	$102.40
November 2012 - November 2012	Swap	22,080	$96.90
February 2014 - February 2014	Swap	22,010	$102.40
January 2013 - December 2013	Swap	19,750	$85.90
December 2013 - December 2013	Swap	19,310	$102.40
November 2012 - November 2012	Swap	19,290	$102.40
January 2014 - February 2014	Swap	19,000	$96.90
October 2012 - December 2012	Swap	17,050	$81.22
January 2013 - June 2013	Swap	15,542	$100.80
December 2012 - December 2012	Swap	15,140	$100.80
January 2014 - December 2014	Swap	15,000	$65.00
July 2013 - July 2013	Swap	14,700	$102.40
November 2013 - November 2013	Swap	14,320	$102.40
August 2013 - August 2013	Swap	14,080	$102.40
October 2013 - October 2013	Swap	13,710	$102.40
September 2013 - September 2013	Swap	12,390	$102.40
January 2014 - May 2014	Swap	10,083	$100.80
December 2013 - December 2013	Swap	10,042	$100.80
July 2013 - July 2013	Swap	7,132	$100.80
August 2013 - August 2013	Swap	5,980	$100.80
September 2013 - September 2013	Swap	3,897	$100.80
October 2013 - October 2013	Swap	3,259	$100.80
October 2012 - December 2012	Swap	1,900	$81.14
October 2012 - October 2012	Swap	1,884	$100.80

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
October 2012 - December 2012	Swap	227,000	$4.60
January 2013 - June 2013	Swap	200,669	$4.94
July 2013 - July 2013	Swap	148,788	$4.94
August 2013 - August 2013	Swap	139,212	$4.94
January 2014 - June 2014	Swap	129,960	$4.94
December 2013 - December 2013	Swap	119,462	$4.94
September 2013 - September 2013	Swap	116,125	$4.94
October 2012 - December 2012	Swap	112,000	$5.00
December 2012 - December 2012	Swap	106,375	$4.94
January 2013 - December 2013	Swap	104,000	$4.60
October 2013 - October 2013	Swap	91,166	$4.94
January 2014 - February 2014	Swap	82,000	$4.60
November 2013 - November 2013	Swap	64,926	$4.94
October 2012 - December 2012	Swap	53,000	$5.70
January 2013 - December 2013	Swap	47,000	$5.00
October 2012 - October 2012	Swap	41,462	$4.94
October 2012 - December 2012	Swap	26,838	$5.89
November 2012 - November 2012	Swap	2,951	$4.94

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements - Note 4 - Derivative Instruments” in this Form 10-Q.

Credit Risk

We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables, which totaled $8.8 million at September 30, 2012 and $10.5 million at December 31, 2011. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries, the receivables which totaled $27.4 million at September 30, 2012 and $35.9 million at December 31, 2011.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Revolving Credit Facility, which bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. Based on the $56.5 million outstanding under the Revolving Credit Facility as of September 30, 2012, an increase of 100 basis points in the underlying interest rate would have had a $0.6 million impact on our annual interest expense. However, there is no guarantee that we will not borrow additional amounts under the Revolving Credit Facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We do not believe our variable interest rate exposure warrants entry into interest rate hedges and, therefore, we have not hedged our interest rate exposure. However, to reduce our exposure to changes in interest rates for our borrowings under the Revolving Credit Facility, we may in the future enter into interest rate risk management arrangements for a portion of our outstanding debt to alter our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We received a Notice of Proposed Civil Penalty Assessment dated April 5, 2011 (“Notice”) from the BOEMRE for an Incident of Noncompliance (“INC”) arising from a particular well’s alleged exceedance of certain testing time limits and alleged need for certain corrective actions. The INC was issued by BOEMRE during its on-site inspection of Vermilion Area Block 124, Platform F on July 30, 2010. The Notice includes a proposed penalty of greater than $0.1 million. We requested and attended a mitigation hearing with BOEMRE on the matter as we believe that a significant threat to safety or the environment did not exist, and are seeking a reduced civil penalty based on the mitigating circumstances presented in the hearing. We have received a final decision from BOEMRE on the matter and have been assessed a penalty of approximately $0.3 million of which we appealed to the Interior Board of Land Appeals (“IBLA”). We received notice on December 19, 2011 that the civil penalty would remain as assessed by the Reviewing Officer’s final decision. We paid the penalty of $0.3 million on September 5, 2012.

On June 27, 2012, we received notice from BSEE that administrative civil penalty proceedings had been initiated for two INCs issued as a result of an incident that occurred on October 9, 2011 at one of our offshore platforms. Both INCs allege operations involving well flowback operations were not conducted in a safe and workmanlike manner. As part of the civil penalty, we requested an informal meeting to present factual information to the reviewing officer that should serve to mitigate the proposed civil penalty of $140,000. The meeting was held on September 19, 2012. We are waiting on a final decision from the hearing officer.

We are also subject to other environmental matters and regulation. For a discussion of these items, see “Item 1. Business—Environmental and Occupational Health and Safety Regulation” in our 2011 Form 10-K.

We are party to various other litigation matters arising in the ordinary course of business. We do not believe the outcome of these disputes or legal actions will have a material adverse effect on our financial statements.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of known risks we are subject to, see “Item 1A. Risk Factors” in our 2011 Form 10-K. The risks described in the 2011 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. Except as set forth below, there have been no material changes to the risks described in the 2011 Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Our success depends on dedicated and skillful management and staff, whose departure could disrupt our business operations.

Our success depends on our ability to retain and attract experienced engineers, geoscientists and other professional staff, including John Hoffman, our President and Chief Executive Officer. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and hedging strategies. If a significant number of key personnel and members of our management team resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be adversely affected.

Item 5. Other Information

As of September 30, 2012, we were not in compliance with the financial covenants set forth in Section 9.01(b) and (c) of the Credit Agreement dated December 24, 2010 (as amended by that First Amendment dated May 31, 2011 and that Waiver and Second Amendment dated June 30, 2011, and as further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) as our total leverage ratio was calculated to be 2.7 to 1.0 which was higher than the required 2.5 to 1.0 and our interest coverage ratio was calculated to be 2.7 to 1.0 which was lower than the required 3.0 to 1.0. We received a waiver for the period beginning fiscal quarter ended September 30, 2012 and for future periods which allows us to exclude preferred stock from the debt definition as long as no dividends were paid and the preferred stock is not redeemable within six months following the maturity date. Based on the revised debt definition, the leverage ratio was recalculated to be 2.3 to 1.0 and the interest coverage ratio was recalculated to be 3.6 to 1.0 which were in compliance under our Credit Facility.

In connection with the above, we entered into the Limited Waiver and Third Amendment to Credit Agreement, dated to be effective as of September 30, 2012, by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, Black Elk Energy Finance Corp. and Black Elk Energy Land Operations, LLC, as Guarantors, Capital One, N.A., as Administrative Agent for the Lenders, and Iberia Bank and Cadence Bank, N.A. as the Lenders (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Administrative Agent and Lenders waived compliance with the financial covenants contained in Section 9.01(b) and (c) of the Credit Agreement and amended the definition of “Debt” for purposes of calculating the leverage ratio for the quarter ended September 30, 2012. The Credit Agreement Amendment also updated the “change in control” definition by deleting clause (f) in Section 1.02 and affirmed the borrowing base under the Revolving Credit Facility of $70 million until January 31, 2013, at which time the borrowing base shall be re-determined.

On November 8, 2012, we also entered into the Fourth Amendment to Letter of Credit Facility Agreement and Waiver (the “Letter of Credit Facility Amendment”) by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, the Guarantors party thereto, the Lenders and Capital One, N.A., as Administrative Agent. The Letter of Credit Facility Amendment amended that certain Letter of Credit Facility Agreement dated as of December 24, 2010 as amended, by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, the Guarantors party thereto, the Lenders and Capital One, N.A., as Administrative Agent to increase the borrowing base available thereunder from $135 million to $200 million, update the “change in control” definition by deleting clause (f) in Section 1.02 and amend the definition of debt included in the financial covenant calculations. The Letter of Credit Facility Amendment also waived compliance with the financial covenants set forth in Section 9.01 (b) and (c) of the Credit Agreement.

The foregoing description of the Credit Agreement Amendment and Letter of Credit Facility Amendment, are qualified in their entirety by the full text of such agreements which are filed as Exhibits 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011 (SEC File No. 333-174226)).

*4.1	Limited Waiver and Third Amendment to Credit Agreement, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

*4.2	Fourth Amendment to Letter of Credit Facility Agreement and Waiver, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

10.1	Employment Agreement, dated as of July 13, 2012, between James F. Hagemeier and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 3, 2012 (SEC File No. 333-174226)).

10.2	Employment Agreement, dated as of July 13, 2012, between John G. Hoffman and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 (SEC File No. 333-174226)).

10.3	Employment Agreement, dated as of July 13, 2012, between Arthur Garza III and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 (SEC File No. 333-174226)).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

§	- Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC (Registrant)

	By:	Black Elk Energy, LLC, its sole member

Date: November 13, 2012	By:	/s/ Michelle Simmons
Michelle Simmons
Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011 (SEC File No. 333-174226)).

*4.1	Limited Waiver and Third Amendment to Credit Agreement, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

*4.2	Fourth Amendment to Letter of Credit Facility Agreement, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders.

10.1	Employment Agreement, dated as of July 13, 2012, between James F. Hagemeier and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 3, 2012 (SEC File No. 333-174226)).

10.2	Employment Agreement, dated as of July 13, 2012, between John G. Hoffman and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 (SEC File No. 333-174226)).

10.3	Employment Agreement, dated as of July 13, 2012, between Arthur Garza III and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 (SEC File No. 333-174226)).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

§	- Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.