Form 10-K
period 2012-12-31
Black Elk Energy Offshore Operations, LLC
filed 2013-04-15
CIK 1518909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

As of June 29, 2012, the registrant’s membership interests are currently not listed on an exchange and, therefore, the aggregate market value of the registrant’s membership interests held by non-affiliates on such date cannot be reasonably determined.

As of April 10, 2013, there were 1,361,300 Class A Units, 114,277,308.5 Class B Units, 12,031,250 Class C Units and 95,550,693.34 Class E Units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC’S

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements may include statements that relate to, among other things, our:

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

These forward-looking statements are based on our current expectations and assumptions about future events and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in “Item 1A. Risk Factors.”

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

As of December 31, 2012, our leasehold position encompassed approximately 542,500 gross (270,600 net) acres, 1,109 gross (569 net) wells and 233 production platforms. As of December 31, 2012, we had estimated total proved oil, natural gas and NGL reserves of 40.3 MMBoe (48% oil) with a PV-10 value of $1,058 million based on the reserve report as of December 31, 2012 (“NSAI Report”) of Netherland, Sewell & Associates, Inc., independent petroleum engineers (“NSAI”), using U.S. Securities and Exchange Commission (“SEC”) pricing based on the average price as of the first day of each of the twelve months ended December 31, 2012. For 2012, our net daily production averaged approximately 14,429 Boepd.

On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana (the “West Delta 32 Incident”). At the time of the explosion, production on the platform had been shut in while crews of independent contractors performed maintenance and construction on the platform. Three workers died as a result of the explosion and subsequent fire, and others sustained varying degrees of personal injuries. For additional information, please see “Risk Factors” under Item 1A of this Form 10-K and “Legal Proceedings” under Item 3 of this Form 10-K.

Our Acquisition History

In 2008, we acquired our first field, the South Timbalier 8, located in Louisiana state waters in the Gulf of Mexico. This acquisition was followed by an additional field acquisition in U.S. federal waters in the Gulf of Mexico, the West Cameron 66.

On October 29, 2009, we purchased interests in approximately 35 fields and 350 wells primarily located in U.S. federal waters of the outer continental shelf of the Gulf of Mexico (the “Outer Continental Shelf” or “OCS”) encompassing approximately 195,000 gross (71,000 net) acres (the “W&T Properties”) from W&T Offshore, Inc. (“W&T”). The W&T Properties also included related leases, platforms, equipment and other associated assets. The purchase price was $30 million plus the assumption of approximately $73.3 million of undiscounted asset retirement obligations related to plugging and abandonment (“P&A”) obligations associated with the W&T Properties, subject to customary effective-date adjustments and closing adjustments. As of December 31, 2012, the W&T Properties had a PV-10 value of $234.3 million and estimated proved reserves of 9.8 MMBoe, which accounted for approximately 22% of our total PV-10 value and approximately 24% of our total proved reserves at such time.

During the first quarter of 2010, we acquired six fields and added interests in an additional 40 wells spanning approximately 13,900 gross (6,400 net) acres, primarily located within Texas state waters in the Gulf of Mexico from Chroma Oil and Gas, LP. On September 30, 2010, we acquired interests in 27 properties across approximately 195,944 gross (103,130 net) acres (the “Nippon Properties”) in the Gulf of Mexico from Nippon Oil Exploration U.S.A. (“Nippon”). The Nippon Properties included interests in 90 producing wells, 223 wellbores, 41 platforms and 19 producing fields. The purchase price was $5 million plus the assumption of approximately $95.6 million of undiscounted asset retirement obligations related to P&A obligations associated with the Nippon Properties, subject to customary effective-date adjustments and closing adjustments. As of December 31, 2012, the Nippon Properties had a PV-10 value of $190.0 million and estimated proved reserves of 9.9 MMBoe, which accounted for approximately 18% of our total PV-10 value and approximately 24% of our total proved reserves at such time.

In February 2011, we acquired additional properties (the “Maritech Properties”) in the Gulf of Mexico, strategically located among our existing assets in federal waters, from Maritech Resources Incorporated (“Maritech”). The Maritech Properties consisted of eight fields and interests in 105 gross (43 net) wells and approximately 45,500 gross (22,200 net) acres.

On May 31, 2011, we acquired certain interests in various properties across approximately 250,126 gross (127,894 net) acres (the “Merit Properties”) in the Gulf of Mexico in Texas and federal waters from Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P. (the “Merit Entities”). In

connection with the acquired Merit Properties, we entered into a contribution agreement with Platinum Partners Value Arbitrage Fund L.P., and/or certain of its affiliates (collectively “Platinum”), whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivables, in exchange for 30 million of our Class D Preferred Units (the “Class D Units”). As of December 31, 2012, the Merit Properties had a PV-10 value of $337.0 million and estimated proved reserves of 15.6 MMBoe, which accounted for approximately 32% of our total PV-10 value and approximately 39% of our total proved reserves at such time.

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

Our Business Strategies

Our goal is to increase unit holder value by increasing our reserves production and cash flow at an attractive return on invested capital. We seek to achieve this goal through the following strategies:

•

Conduct all operations safely using industry best practices, be good stewards of the environment and strive towards being compliant with all regulations. We intend to continue to use experts to ensure all work and operations are continuously conducted in a compliant manner as dictated by our policies and procedures and all applicable regulations. Our safety and environmental management system (“SEMS”) will have continuous learning at its core and seek to be highly effective in every aspect of our work.

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

•

Expand geographic focus to create a balanced portfolio of onshore and offshore reserves. Our management team has a wide experience base. We intend to leverage that experience and expertise to enhance our reserve and cash flow base while extending reserves to a production ratio above six by continuing to acquire under-capitalized Gulf of Mexico assets and making an accretive acquisition in a conventional under-capitalized onshore basin.

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

•

Experienced management team. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operations. We believe our management and technical team is one of our principal competitive strengths relative to our industry peers due to our team’s proven track record in identification, acquisition and execution of resource conversion opportunities. In the past year, we have developed a drilling team that provides a significant competitive advantage through its experience and knowledge of the Gulf of Mexico.

•

Efficient management of our P&A activities. We consider the evaluation and execution of P&A activities to be one of our core competencies. We have an experienced internal team with a dedicated focus on managing our P&A activities and estimating P&A costs associated with acquisition opportunities. Our ongoing effort to manage our P&A liabilities by proactively removing inactive structures, wellbores and pipelines meaningfully reduces our operating expenses, maintenance expenses, insurance premiums and overall risk exposure. We also have an affiliation with a well service and P&A company, which should provide us access to reliable equipment and workers on our decks.

•

Large inventory of opportunities. We have a large inventory of behind pipe, proved developed non-producing reserves as well as low-risk drilling locations classified as proved undeveloped (“PUD”) reserves. Probable and possible reserve classes also hold the potential to increase our opportunity set once technically fully evaluated.

•

Large acreage position. We hold interest in 542,500 gross (270,600 net) acres in the Gulf of Mexico, which will allow us to pursue the deep and ultra-deep potential that exists under current producing horizons.

•

Expand the successfully new application of horizontal wells. Our producing leases are held by production, which allows for study and application of the successful horizontal well technology. This well design in highly permeable Gulf sands has the potential to enhance our production rates on newly drilled wells. Our vast lease position, well control and seismic studies will optimally allow us to leverage this technology and design to further enhance deliverability of our drilling capital.

Our Operations

Estimated Proved Reserves

The following table sets forth our estimated net proved reserves and the present value of such future cash flows as of December 31, 2012, 2011 and 2010. The Standardized Measure and PV-10 values shown in the table below are not intended to represent the current market value of the estimated oil and natural gas reserves we own.

	At December 31,
	2012	2011	2010
Reserve Data (1):
Estimated net proved reserves:
Oil (MBbls)	19,268	18,089	10,257
Natural gas (MMcf)	113,093	150,393	68,598
NGL (MBbls)	2,222	2,034	—
Total estimated net proved reserves (MBoe)	40,339	45,189	21,690
Estimated net proved developed reserves:
Oil (MBbls)	10,610	10,538	7,897
Natural gas (MMcf)	73,001	83,324	55,008
NGL (MBbls)	1,651	1,291	—
Total estimated net proved developed reserves (MBoe)	24,428	25,716	17,065
Percent developed	61%	57%	79%
Estimated net proved undeveloped reserves:
Oil (MBbls)	8,658	7,551	2,360
Natural gas (MMcf)	40,092	67,069	13,590
NGL (MBbls)	571	743	—
Total estimated net proved undeveloped reserves (MBoe)	15,911	19,472	4,625
PV-10 (in thousands) (2)	$1,057,793	$1,061,408	$392,189
Standardized measure (in thousands) (2)	1,057,793	1,061,408	392,189

(1)	Our estimated net proved reserves, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $91.21 per Bbl for oil volumes and $2.76 per Mcf for gas volumes for the year ended December 31, 2012 and $92.71 per Bbl for oil volumes and $4.12 per Mcf for gas volumes for the year ended December 31, 2011. The unweighted arithmetic average first-day-of-the-month price of oil for the 12 months ended December 31, 2010 was $75.96 per Bbl. Gas prices for the year ended December 31, 2010 were based on average adjusted product prices weighted by production for the proved reserves. The range of gas prices for 2010 was $4.24 to $4.38 per Mcf. For oil volumes, the average West Texas Intermediate price is adjusted by field for quality, transportation fees, and regional price differentials. For gas volumes, the average regional spot prices are adjusted by field for energy content, transportation fees and regional price differentials. All prices are held constant throughout the lives of the properties. The average adjusted product prices weighted by production over the remaining lives of the properties are $107.44 per Bbl of oil, $3.405 per Mcf of gas and $43.68 per Bbl of NGL.
(2)	PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future revenues. However, our PV-10 and our Standardized Measure are equivalent because we are classified as a limited liability company not subject to entity level taxation. Accordingly, no provision for federal or state corporate income taxes has been provided because taxable income is passed through to our equity holders. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

The following table sets forth the estimated future net cash flows, excluding derivatives contracts, from estimated proved reserves, PV-10 values and the expected benchmark prices used in projecting net cash flows at December 31, 2012, 2011 and 2010 (in thousands, except for the per Bbl and Mcf data).

	At December 31,
	2012	2011	2010
Estimated future net cash flows	$1,360,339	$1,383,192	$495,211
Present value of future net revenues (1):
PV-10	$1,057,793	$1,061,408	$392,189
Standardized measure	1,057,793	1,061,408	392,189
Benchmark oil price ($/Bbl)	91.21	92.71	75.96

(1)	The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $2.76/Mcf and $4.12/Mcf for gas volumes for the years ended December 31, 2012 and 2011, respectively. Gas prices for the year ended December 31, 2010 were based on average adjusted product prices weighted by production for the proved reserves. The range of gas prices for 2010 was $4.24 to $4.38 per Mcf.

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

Revisions. Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs. A revision of 3,678 MBoe during 2010 was mainly due to comprehensive field studies, reactivation program and improved performance of active wells, a revision of 1,770 MBoe during 2011 was primarily due to continued field studies, reactivation of inactive wells and improved performance of active wells, and a revision of (5,221) MBoe during 2012 was mainly due to dropped and revised cases as well as pricing adjustments.

Extensions, discoveries and other additions. These are additions to proved reserves that result from exploratory drilling and the acquisition of new data, including production data, 3-D seismic data and well test data.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process. NSAI, our independent petroleum engineers estimated, in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC, 100% of our proved reserve information as of December 31, 2012, 2011 and 2010 included in this Form 10-K. Our internal technical persons and those at NSAI primarily responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Our Chief Technical Officer, Mr. Arthur Garza, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. He has a B.S./M.E. in Petroleum Engineering from Texas A&M University and a M.B.A. from University of Oklahoma. Mr. Garza has over 24 years of industry experience with positions of increasing responsibility. His focus has been on the exploitation of mature oil and natural gas fields, and he also has extensive waterflood and polymer flood experience. Reserves estimates are reviewed and approved by our engineering staff with final approval by our Chief Technical Officer.

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

Estimated Proved Undeveloped Reserves. Our proved undeveloped reserves at December 31, 2012 were 15.9 MMBoe, consisting of 9.2 MBbls of oil and NGLs and 40.1 Bcf of natural gas. At December 31, 2011, our proved undeveloped reserves were 19.5 MMBoe, consisting of 8.3 MBbls of oil and NGLs and 67.1 Bcf of natural gas. Decreases in proved undeveloped reserves in the past year were primarily due to the reclassification of several PUDs that had reached the five year period and a lower pricing environment. We incurred capital expenditure costs of $8.0 million in 2012 to develop PUDs. During the first quarter of 2012, we successfully completed the A7 well located on Grand Island 116 block and reclassified 0.31 million barrels of oil equivalent (“MMBoe”) from proved developed non-producing reserves. In 2012, we initiated the Garden Banks 602 #A-2 PUD conversion. The project is expected to be completed during the second quarter of 2013. In 2013, we expect to drill and complete eight operated wells and seven non-operated wells. All proved undeveloped reserves are scheduled to be drilled by 2017 excluding the twelve drills waiting on wellbore availability.

Developed and Undeveloped Acreage

The following table presents the total gross and net developed and undeveloped acreage by region as of December 31, 2012:

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
Offshore (1)	541,752	270,282	720	360	542,472	270,642

Total	541,752	270,282	720	360	542,472	270,642

(1)	Our core areas of production in U.S. federal waters in the Gulf of Mexico are the South Pass 65, South Timbalier 317, Ship Shoal 176, Vermilion 408, Eugene Island 331, South Pass 89/86, High Island A-571 and South Marsh Island 39 fields.

The gross and net undeveloped acres as of December 31, 2012 will expire April 2016 unless production is established within the spacing units covering the acreage prior to the applicable lease expiration dates.

Drilling Activity

During the three years ended December 31, 2012, 2011 and 2010, we drilled development and exploratory wells as set forth in the table below. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive oil	1	0.15	—	—	1	0.21
Productive natural gas	1	0.13	—	—	2	0.75
Dry	—	—	—	—	—	—

Total	2	0.28	—	—	3	0.96

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive oil	—	—	—	—	—	—
Productive natural gas	—	—	—	—	—	—
Dry	—	—	1	0.10	—	—

Total	—	—	1	0.10	—	—

At December 31, 2012, we had one well where we serve as the operator that we were in the process of making platform modifications and skidding the well from HI 443 A-2l to HI 443 A-5. Our non-operated properties had one drill well completed in 2012 and another drill well started in December 2012, which is still currently drilling. In 2013 to date, we have two drilling rigs performing sidetrack operations on our operated properties and two currently drilling on non-operated properties with another mobilizing to location. We recompleted 32 wells during 2012, 15 of which are currently producing. We plan to actively drill during 2013. Our rig activity during the remainder of 2013 will be dependent on oil and natural gas prices and, accordingly, our rig count may increase or decrease from year-end levels. There can be no assurance, however, that additional rigs will be available to us at an attractive cost.

Capital Expenditure Budget

We have a total capital expenditure budget of $127.2 million for 2013, excluding expenditures directly related to acquisitions, which is a 175% increase over the approximately $46.3 million of capital expenditures invested during 2012. Our 2013 capital expenditure budget will be used for various projects including recompletions, development and drilling. To date, our 2013 capital budget has been funded from cash flow from operations, capital contributions and a $3.1 million partial payment of insurance reimbursement for P&A costs on the High Island 443 A-2 well (after a deductible of $0.5 million). We are currently evaluating new sources of liquidity including, but not limited to, (i) renegotiating our current revolving credit facility (ii) entering into a new revolving credit facility and (iii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. We continue to review our escrow accounts to determine if there are opportunities to replace our letters of credit, which are 100% cash-backed, with surety bonds. We believe the cash flow from operations, $50 million in capital contributions, insurance reimbursement on the P&A costs on the High Island 443 A-2 well and drilling of the replacement well, High Island 443 A-5 ST, along with new sources of liquidity described above, should be sufficient to fund our 2013 capital expenditure budget.

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

We review acquisition opportunities on an ongoing basis. Our ability to make significant acquisitions for cash would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all. Additionally, the indenture (together with the amendments and supplements thereto, the “Indenture”) governing our Notes restricts the amount of capital expenditures that we may make each year to 30% of Consolidated EBITDAX (as defined in the Indenture). In addition, aggregate capital expenditures may not exceed $210.0 million.

Our Significant Oil and Natural Gas Properties

We have a geographically diverse asset portfolio in the Gulf of Mexico. Our interests are located offshore in U.S. federal and Louisiana and Texas state waters, with depths ranging from less than ten feet up to 7,036 feet. As of December 31, 2012, our leasehold position encompassed approximately 542,500 gross (270,600 net) acres, 1,109 gross (569 net) wells and 233 production platforms. As of December 31, 2012, we operated approximately 52% of the fields and 49% of the wells in our asset portfolio.

The following describes our significant properties and interests as of December 31, 2012, which at such time accounted for approximately 55% of our total PV-10 value based on the NSAI Report, and approximately 44% of our total proved reserves, totaling 17.6 MMBoe.

•

South Pass 65. We acquired the South Pass 65 field, which is located in approximately 300 feet of water in U.S. federal waters, in the Nippon Acquisition. We have a 50% net average working interest in this field and Apache Corporation serves as the operator. This field currently contains 38 producing wells and, as of December 31, 2012, had estimated total proved oil and natural gas reserves of 3.3 MMBoe.

•

South Timbalier 317. We acquired the South Timbalier 317 field, which is located in approximately 457 feet of water in U.S. federal waters, in the Merit Acquisition. We have a 100% net average working interest in this field and serve as the operator. This field currently contains two producing wells and, as of December 31, 2012, had estimated total proved oil and natural gas reserves of 1.8 MMBoe.

•

Ship Shoal 176. We acquired the Ship Shoal 176 field, which is located in approximately 100 feet of water in U.S. federal waters, in the Merit Acquisition. We have a 98% net average working interest in this field and serve as the operator. This field currently contains eleven producing wells and, as of December 31, 2012, had estimated total proved oil and natural gas reserves of 3.5 MMBoe.

•

Vermilion 408. We acquired the Vermilion 408 field, which is located in approximately 400 feet of water in U.S. federal waters, in the Merit Acquisition. We have a 100% net average working interest in this field and serve as the operator. This field currently contains three producing wells and, as of December 31, 2012, had estimated total proved oil and natural gas reserves of 1.3 MMBoe.

•

Eugene Island 331. We acquired the Eugene Island 331 field, which is located in approximately 248 feet of water in U.S. federal waters, in the Merit Acquisition. We have a 84% net average working interest in this field and serve as the operator. This field currently contains fourteen producing wells and, as of December 31, 2012, had estimated total proved oil and natural gas reserves of 2.0 MMBoe.

•

South Pass 89/86. We acquired the South Pass 89/86 field, which is located in approximately 388 feet of water in U.S. federal waters, in the W&T Acquisition. We have a 64% net average working interest in this field and are the operator of record. This field currently contains four producing wells and, as of December 31, 2012, had estimated total proved oil and natural gas reserves of 1.3 MMBoe.

•

High Island A-571. We acquired the High Island A-571 field, which is located in approximately 300 feet of water in U.S. federal waters, in the W&T Acquisition. We have a 81% net average working interest in this field and are the operator of record. This field currently contains four producing wells and, as of December 31, 2012, had estimated total proved oil and natural gas reserves of 3.2 MMBoe.

•

South Marsh Island 39. We acquired the South Marsh Island 39 field, which is located in approximately 97 feet of water in U.S. federal waters, in the W&T Acquisition. We have a 50% net average working interest in this field and Hunt Oil serves as the operator. This field currently contains three producing wells and, as of December 31, 2012, had estimated total proved oil and natural gas reserves of 1.0 MMBoe.

Production, Price and Cost History

Oil and natural gas are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand for oil and natural gas in the United States has increased dramatically during this decade. However, the current economic slowdown reduced this demand during the second half of 2010 and through 2012. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. A substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets. See Item 1A. “Risk Factors—If oil and natural gas prices decline, we may be required to take write-downs of the carrying values of our oil and natural gas properties, potentially triggering earlier-than-anticipated repayments of any outstanding debt obligations and negatively impacting the trading value of our securities.”

Although we are not currently experiencing any significant voluntary curtailment of our oil and natural gas production, market, economic, transportation and regulatory factors may in the future materially affect our ability to market our oil or natural gas production. See Item 1A. “Risk Factors—Market conditions or transportation impediments may hinder our access to oil and natural gas markets or delay production.”

The following table sets forth information regarding oil and natural gas production, revenues and realized prices and production costs for the years ended December 31, 2012, 2011 and 2010. For additional information on price calculations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations.” We do not have any fields that contain 15% or more of our total estimated proved reserves.

	Year Ended December 31,
	2012	2011	2010
Net sales volumes:
Oil (MBbl)	1,977	1,991	857
Natural gas (MMcf)	17,884	18,188	7,997
Plant products (MGal)	13,588	12,257	5,403
Oil equivalents (MBoe)	5,281	5,314	2,319
Average sales price per unit: (1)
Oil (Bbl)	$110.18	$105.17	$80.97
Natural gas (Mcf)	$3.73	$4.94	$5.44
Oil equivalents (Boe)	$56.50	$59.30	$51.27
Costs and expenses per Boe:
Lease operating expenses	$34.22	$29.83	$23.56
Depreciation, depletion, amortization, and impairment	$14.84	$11.32	$15.61
General and administrative expenses	$5.02	$4.15	$6.29

(1)	Average prices presented give effect to our hedging. Please see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”—Oil and Natural Gas Hedging” for a discussion of our hedging activities.

Net production volumes for the year ended December 31, 2012 were 5,281 MBoe, a 1% decrease from net production volumes of 5,314 MBoe for 2011. Our net production volumes decreased 33 MBoe over 2011 net production volumes mainly due to lower production in the third quarter of 2012 (196 MBoe) primarily a result of downtime for Hurricane Isaac, and lower production in the fourth quarter of 2012 (414 MBoe) as a result of downtime in fields requiring hot work, which were delayed due to the Bureau of Safety and Environmental Enforcement (“BSEE”) requirement for approval after the West Delta 32 Incident, partially offset by a full year of production of the properties acquired in the Merit Acquisition (872 MBoe). Our average oil sales prices, without the effect of realized derivatives, decreased $1.49 per Bbl to $106.60 per Bbl for the year ended December 31, 2012 from $108.09 per Bbl for the year ended December 31, 2011. Giving effect to our derivative transactions in both periods, our oil prices increased $5.01 per Bbl to $110.18 per Bbl for the year ended December 31, 2012 from $105.17 per Bbl for the year ended December 31, 2011. Our lease operating expenses increased $4.39 per Boe, or 15%, to $34.22 per Boe for the year ended December 31, 2012 from $29.83 per Boe for the year ended December 31, 2011 mainly due to a mix of increased properties and certain non-recurring costs on the newly acquired properties and expenses incurred at West Delta 32.

Net production volumes for the year ended December 31, 2011 were 5,314 MBoe, a 129% increase from net production of 2,319 MBoe for 2010. Our net production volumes increased 2,995 MBoe over 2010 net production volumes mainly due to a full year of production of the properties acquired in the Nippon Acquisition and seven months production of the properties acquired in the Merit Acquisition as well as ten months production of the properties acquired in the Maritech Acquisition. Our average oil sales prices, without the effect of realized derivatives, increased $28.00 per Bbl to $108.09 per Bbl for the year ended December 31, 2011 from $80.09 per Bbl for the year ended December 31, 2010. Giving effect to our derivative transactions in both periods, our oil prices increased $24.20 per Bbl to $105.17 per Bbl for the year ended December 31, 2011 from $80.97 per Bbl for the year ended December 31, 2010. Our lease operating expenses increased $6.27 per Boe, or 27%, to $29.83 per Boe for the year ended December 31, 2011 from $23.56 per Boe for the year ended December 31, 2010 mainly due to new offshore production.

The following table sets forth information regarding our average net daily production for the years ended December 31, 2012 and 2011:

	Average Net Daily Production for the Year Ended December 31, 2012			Average Net Daily Production for the Year Ended December 31, 2011
	Bbls	Mcf	Boe	Bbls	Mcf	Boe
Offshore (1)	6,286	48,864	14,429	6,254	49,831	14,559

(1)	Our core areas of production in U.S. federal waters in the Gulf of Mexico are the South Pass 65, South Timbalier 317, Ship Shoal 176, Eugene Island 331, Vermilion 408, South Pass 89/86, High Island A-571 and South Marsh Island 39 fields.

Productive Wells

The following table presents the total gross and net productive wells by project area and by oil or gas completion as of December 31, 2012:

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Offshore (1)	172	62	154	72	326	134

(1)	Our core areas of production in the U.S. federal waters in the Gulf of Mexico are the South Pass 65, South Timbalier 317, Ship Shoal 176, Eugene Island 331, Vermilion 408, South Pass 89/86, High Island A-571 and South Marsh Island 39 fields.

Gross wells are the number of wells in which a working interest is owned and net wells are the total of our fractional working interests owned in gross wells.

Marketing and Customers

We generally sell our natural gas and oil at the wellhead to marketing companies. All of our offshore and shallow water production is connected to a pipeline.

We have been selling to our customers set forth below since our inception and believe that we receive market rates for our natural gas and oil production from such customers. We obtain letters of credit from our customers and discuss the credit worthiness of our customers’ purchasers on an ongoing basis.

The following purchasers and operators accounted for 10% or more of our oil and natural gas sales:

	Year Ended December 31,
Customer	2012	2011	2010
Conoco Phillips Company	3%	7%	14%
Shell Trading (US) Company	18%	51%	52%
JP Morgan Ventures Energy Corporation	41%	8%	0%

Please read Item 1A. “Risk Factors—Risks Related to the Oil and Natural Gas Industry and Our Business—Sales to a small number of customers represent a substantial portion of our revenues. The loss of any of our major customers could significantly harm our financial condition.”

Delivery Commitments

Substantially all of our production is sold pursuant to month-to-month marketing contracts that can be terminated by either party at any time and do not contain specific volume or pricing on other than a market basis.

Competition

The oil and gas industry is highly competitive. We encounter competition from other oil and natural gas companies in all areas of our operations, including the acquisition of producing properties and undeveloped acreage. Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies and individuals. Many of these competitors are large, well-established companies and have financial and other resources substantially greater than ours. Our ability to acquire additional oil and natural gas properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. For a more thorough discussion of how competition could impact our ability to successfully complete our business strategy, please read Item 1A, Risk Factors—Competition for oil and natural gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that could give them an advantage in evaluating and obtaining properties and prospects.”

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

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.

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

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain onsite security regulations and other appropriate permits issued by the Bureau of Land Management (the “BOEMRE”) or other appropriate federal or state agencies.

Transportation and Sales of Oil

Sales of oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act (“ICA”). The ICA requires that pipelines maintain a tariff on file with FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before FERC. Rates of interstate liquids pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning in 2010, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 2.65%. This adjustment is subject to review every five years. Under FERC’s regulations, a liquids pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. Increases in liquids transportation rates may result in lower revenue and cash flows for us.

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

Further, interstate and intrastate common carrier oil pipelines must provide service on a nondiscriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. As a result, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity or for new shippers. Therefore, new shippers or increased volume by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for liquids transportation could have a material adverse effect on our business, financial condition, results of operations and cash flows. Nonetheless, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Transportation and Sales of Natural Gas

The transportation and sale for resale of natural gas in interstate commerce is regulated by the FERC under the Natural Gas Act of 1938 (the “NGA”), the Natural Gas Policy Act of 1978 (the “NGPA”), and regulations issued under those statutes.

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

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act, which removed all price controls affecting wellhead sales of natural gas, effective January 1, 1993. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.

With regard to our physical sales of energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission (the “CFTC”). See the discussion below of “Other Federal Laws and Regulations Affecting Our Industry—Energy Policy Act of 2005.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities. In addition, pursuant to Order No. 704, some of our operations may be required to annually report to FERC on May 1 of each year for the previous calendar year. Order No. 704 requires certain natural gas market participants to report information regarding physical natural gas transactions for each calendar year and to indicate whether they report prices. See below the discussion of “Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.”

The natural gas industry historically has been very heavily regulated. Therefore, we cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

State Natural Gas Regulation

Various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Certain states also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells and to limit the number of wells or locations in which we can drill.

Other Federal Laws and Regulations Affecting Our Industry

Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (the “EPAct 2005”). EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by the FERC, and furthermore provides the FERC with additional civil penalty authority. EPAct 2005 provides the FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increases the FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, the FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act, practice, or course of business that operates as a fraud or deceit upon any person. The anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to the FERC’s jurisdiction, which now includes the annual reporting requirements under Order 704. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of the FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines.

FERC Market Transparency Rules. On December 26, 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order No. 704”). Under Order No. 704, wholesale buyers and sellers of more than 2.2 MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors, natural gas marketers and natural gas producers, are required to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. We cannot predict the ultimate impact of these or the above regulatory changes to our natural gas operations. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.

Federal Trade Commission (FTC) and Commodity Futures Trading Commission (CFTC) Regulations. In November 2009, the FTC issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1 million per violation per day. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the CFTC to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to liquids swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to liquids purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1 million or triple the monetary gain to the person for each violation.

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

Releases of Oil

The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening U.S. waters, including the Outer Continental Shelf or adjoining shorelines. A liable “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill.

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

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act (“NEPA”) which requires federal agencies, including the U.S. Department of Interior (“DOI”), to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits or other approvals that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our compliance with existing requirements has not had a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2012, 2011 and 2010. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that future compliance with existing environmental laws and regulation or that the passage of new, more stringent environmental laws and regulations in the future will not have a materially adverse effect on our business activities, financial condition or results of operations.

Employees

As of December 31, 2012, we had 152 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

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

Risks Related to the Oil and Natural Gas Industry and Our Business

We may be subject to claims and liability as a result of our ownership of the West Delta 32-E Platform, which suffered an explosion and fire in November 2012, resulting in loss of life and other injuries.

On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana. At the time of the explosion, production on the platform had been shut in while crews of independent contractors performed maintenance and construction on the platform. Three workers died as a result of the explosion and subsequent fire, and others sustained varying degrees of personal injuries. An investigation by the BSEE, in coordination with the U.S. Coast Guard, is ongoing. As a result of the investigation, it is possible that BSEE could issue Incidents of Non-Compliance, assess penalties, enjoin Black Elk from operating part or all of West Delta 32, or take other enforcement action. The United States Chemical Safety and Hazard Investigation Board has also made inquiry regarding the incident, but has not yet formally opened an investigation. Additionally, civil lawsuits relating to the explosion have been filed and are pending in both state and federal courts.

On November 21, 2012, BSEE sent us a letter requiring us to take certain actions and to improve our performance. The letter made reference to, among other things, the November 16, 2012 incident. BSEE stated in the letter that if we did not improve our performance, we would be subject to additional enforcement action up to and including possible referral to the Bureau of Ocean Energy Management to revoke our status as an operator on all of our existing facilities. We have undertaken the actions BSEE required of us in the November 21 letter and have been regularly reporting to BSEE our progress on those required improvements.

As more facts become known, it is possible that we may be required to recognize a liability related to the West Delta 32 Incident, and that liability could be material to our financial position, results of operations or cash flows, including, without limitation, our ability to obtain debt, equity or other financing on acceptable terms, or at all. In addition, our credit agreement contains covenants limiting our ability to incur additional debt or pledge additional assets, subject to exceptions. These limitations could adversely affect our ability to obtain additional financing for any future liabilities that may arise in connection with the West 32 Platform Incident.

We have been named as a defendant in various litigation matters as a result of the West Delta 32 Incident. The outcome of existing and future claims could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

As of April 10, 2013, four civil lawsuits have been filed by certain investors and by or on behalf of certain injured or deceased workers against the Company, entities affiliated with PPVA Black Elk (Equity) LLC, the Company’s majority unit holder, and Iron Island Technologies. The lawsuits assert, among other things, gross mismanagement of the Company, safety violations and personal injuries and wrongful death. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment and/or injunctive relief. For each proceeding, we are currently evaluating the plaintiff’s petitions and determining appropriate courses of response with the aid of legal counsel.

Additional proceedings related to the West Delta 32 Incident may be filed against us. These proceedings may involve civil claims for damages or governmental investigative, regulatory or enforcement actions. The adverse resolution of any proceedings related to the West Delta 32 Incident could subject us to significant monetary damages, fines and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

The nature of our business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

We are engaged in exploration and development drilling activities, which by their nature carry a high degree of risk. These activities may be unsuccessful for many reasons. Our drilling efforts can be affected by adverse weather conditions (such as hurricanes and tropical storms in the U.S. Gulf of Mexico), cost overruns, equipment shortages and mechanical difficulties. Therefore, the successful drilling of an oil or gas well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, could cause a well to become uneconomic or only marginally economic. In addition to their costs, unsuccessful wells could impede our efforts to replace reserves.

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

We are required to record a liability for the discounted present value of our asset retirement obligations to plug and abandon inactive, non-producing wells, to remove inactive or damaged platforms, facilities and equipment, and to restore the land or seabed at the end of oil and natural gas production operations. These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. As of December 31, 2012, our estimated total asset retirement obligations were $345.5 million.

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

We review our oil and gas properties for impairment annually or whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a write down of oil and gas properties is not reversible at a later date even if gas or oil prices increase. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that require us to record an impairment of the book values associated with oil and gas properties. For the years ended December 31, 2012 and 2011, we recorded impairments of $31.0 million and $13.0 million, respectively.

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

As of December 31, 2012, approximately 39% of our total proved reserves were undeveloped and there can be no assurance that all of those reserves will ultimately be developed or produced.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2012, approximately 39% of our total estimated proved reserves were classified as proved undeveloped. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development costs. We cannot be sure that these estimated costs are accurate or that we will have the ability to fund the capital expenditures. The lack of access to capital may cause us to write off PUDs as a result of the five year rule. Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

In addition, we have seven offshore federal leases located in the deep waters of the U.S. Gulf of Mexico. We are unsure what effect, if any, the BOEMRE’s regulation of the drilling of wells using BOPs or surface BOPs on a floating facility will have on these leases and our estimated proved reserves. We are also unsure what effect, if any, future amendments to the OPA will have on these leases and our other offshore operations. However, it is possible that due to changes in regulation we will be unable to develop any or all of our proved undeveloped reserves. For additional information, see “—BP PLC’s Deepwater Horizon explosion and ensuing oil spill could have broad adverse consequences affecting our operations in the U.S. Gulf of Mexico, some of which may be unforeseeable” below.

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

We have included in this Form 10-K certain estimates of our proved reserves as of December 31, 2012 prepared in a manner consistent with our and our independent petroleum consultant’s interpretation of the SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may have to write off reserves previously recognized as proved undeveloped reserves.

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

As of December 31, 2012, we operated approximately 52% of the fields and 49% of the wells in our asset portfolio; however, as we carry out our planned drilling program, we will not serve as operator of all planned wells. We conduct and will conduct many of our operations through joint ventures in which we share control with other parties. We are not the well operator for several of our joint ventures. There is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the project or us. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

We derive a substantial portion of our revenues from a relatively small number of customers. For the year ended December 31, 2012, JP Morgan Ventures Energy Corporation was our largest purchaser of oil and natural gas, accounting for approximately 41% of our revenues, with Shell Trading (US) Company as the next largest purchaser, accounting for approximately 18% of our revenues. It is likely that a small number of customers will continue to account for a substantial portion of our revenues in the future. If we were to lose one of our major customers or experience a deterioration in our relationships with any of these customers, our financial condition could be significantly harmed. Additionally, if any of our top customers were to suffer financial difficulties, whether as a result of downturns in the markets, loss of market share in which they operate or otherwise, our financial condition could be significantly harmed.

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

As of December 31, 2012, letters of credit in the aggregate amount of $137.4 million were outstanding under the Letter of Credit Facility. We had $52.0 million in borrowings under the Revolving Credit Facility of which $18.0 million was available for additional borrowings. We also have substantial P&A obligations and the development of any legal requirements imposing an accelerated schedule for the performance of plugging, abandoning and removal activities, such as the BOEMRE NTL issued on September 15, 2010, may materially increase our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. (For additional information, see “—Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations are almost exclusively in the U.S. Gulf of Mexico”). As of December 31, 2012, our estimated total asset retirement obligations were $345.5 million.

Additionally, we are required to make monthly contributions to the W&T Escrow Accounts, which were established to secure our P&A obligations with respect to the W&T Acquisition in October 2009, according to stipulated payment schedules for a maximum aggregate principal amount of $63.8 million. We used $20 million of the net proceeds from the November 2010 notes offering to prefund the W&T Escrow Accounts and, accordingly, one of the escrow accounts, which we refer to as the “Operated Properties Escrow Account,” is now fully funded and we have no further obligation to fund this account. However, the other escrow account, which we refer to as the “Non-Operated Properties Escrow Account,” has not been fully funded but in exchange for our prefunding, our obligation to make further payments to this account was suspended until December 1, 2011, on which date we made an initial payment of $0.2 million to the Non-Operated Properties Escrow Account, to be followed by required payments of $0.3 million per month. Pursuant to the payment schedule, this escrow account will be fully funded by the end of 2017. Until both of the W&T Escrow Accounts are fully funded, we are not permitted to withdraw cash to fund, or as reimbursement for, our P&A obligations with respect to the properties acquired as part of the W&T Acquisition (1) from the Operated Properties Escrow Account without the consent of W&T or (2) from the Non-Operated Properties Escrow Account. W&T holds a first priority lien on the W&T Escrow Accounts, and the administrative agent under our credit facility holds a second lien for the benefit of the lenders under such facility and our derivatives counterparty. On December 19, 2012, we entered into a Third Amendment to Purchase and Sale Agreement (the “Third Amendment”) with W&T. Pursuant to the Third Amendment, we caused performance bonds (the “ARGO Bonds”) in an aggregate amount of $32.6 million to be issued by Argonaut Insurance Company to W&T to guaranty our performance of certain plugging and abandonment obligations. Upon receipt of the ARGO Bonds, W&T (i) released its rights to any money held in an escrow account established to secure our performance of certain plugging and abandonment obligations with respect to the Operated Properties Escrow Account, (ii) released the security interest and deposit account control agreement formerly securing its rights in the Operated Properties Escrow Account and (iii) authorized the escrow agent to release such funds from the Operated Properties Escrow Account to or at our direction. In addition, we and W&T agreed that until the funding of an escrow account established to secure our performance of certain plugging and abandonment obligations with respect to certain non-operated properties is complete, we may not obtain reductions of the ARGO Bonds under any circumstances without W&T’s consent.

Further, pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”) in the principal amount of $13.1 million for future P&A costs that may be incurred on such properties. As of December 31, 2012, we have funded $8.0 million, leaving $5.1 million to be funded through February 2014.

In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an aggregate principal amount of $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011. As of December 31, 2012, we have funded $38.1 million, leaving $21.9 million to be funded through November 2013.

Our substantial indebtedness and other obligations could have important consequences. For example, it could:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the Indenture governing our Notes and our credit facility do not fully prohibit us or our subsidiaries from doing so. At December 31, 2012, we and our subsidiaries collectively had approximately:

•	$201.1 million of secured indebtedness, net of unamortized discounts; and

•	$3.6 million of unsecured short-term indebtedness.

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

If we breach any covenants under our Indenture or credit facility, a default could occur. As of and for the fiscal quarter ending December 31, 2012, we were not in compliance with certain covenants under our credit facility. We obtained a limited waiver from our lenders relating to such covenants for the fiscal quarter ending December 31, 2012. The waiver will not apply to any future fiscal quarter. In the future, if we breach a covenant, or are otherwise in default under our Indenture or credit facility, and we are unable to obtain a waiver, certain of our debt holders would be entitled to declare all amounts borrowed under the breached agreement to become immediately due and payable, which could also cause the acceleration of obligations under certain other agreements and/or the termination of the agreement. In the event of acceleration of our outstanding indebtedness, we cannot assure that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

Our exploitation, development and production projects require substantial capital expenditures. We may be unable to obtain necessary capital or financing on satisfactory terms, which could lead to a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploitation, development, production and acquisition of oil and natural gas reserves. Improvement in commodity prices may result in an increase in our actual capital expenditures. Conversely, a significant decline in product prices could result in a decrease in our capital expenditures. We intend to finance our future capital expenditures primarily through cash flows from operations, contributions from our members and through borrowings under our credit facility. Our financing needs may require us to alter or increase our capitalization substantially. The issuance of additional debt may require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

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

The recent credit crisis and related turmoil in the global financial systems had an impact on our business and our financial condition, and we may face additional challenges if economic and financial market conditions deteriorate in the future. Historically, we have used contributions from our members, cash flow from operations and borrowings under our revolving credit facility to fund our capital expenditures.

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

•

the DOI, Bureau of Ocean Energy Management (“BOEM”) or BSEE NTLs and other standards issued thereunder, that relate to offshore oil and natural gas operations in U.S. waters and impose liability for the cost of pollution cleanup resulting from operations, as well as potential liability for pollution damages;

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

BP PLC’s (“BP”) Deepwater Horizon explosion and ensuing oil spill could have broad adverse consequences affecting our operations in the U.S. Gulf of Mexico, some of which may be unforeseeable.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra deep water in the U.S. Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life, and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the U.S. Gulf of Mexico. In response to the explosion and spill, there have been many proposals by government and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. Beginning in May 2010, the U.S. Department of the Interior, initially through its federal Mineral Management Services (“MMS”) and subsequently through the BOEMRE (when the MMS was renamed BOEMRE in June 2010), implemented a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling activities until the moratorium was lifted by Secretary of the Interior Ken Salazar in October 2010. While the moratorium was in place, the BOEMRE began issuing a series of NTLs imposing a variety of new safety and permitting requirements applicable to exploration, development and production activities in the U.S. Gulf of Mexico. For example, before being allowed to resume drilling in deepwater, operators in the Outer Continental Shelf must certify compliance with all applicable operating regulations found in 30 C.F.R. Part 250, such as rules relating to well casing and cementing, BOPs, safety certification, emergency response and worker training. Operators must also demonstrate the availability of adequate spill response and blowout containment resources. Although the drilling moratorium was lifted, this spill and its aftermath have led to delays in obtaining drilling permits that we believe will continue. While legislation has been introduced in the U.S. Congress to expedite the process for offshore permits including limitations on the timeframes for environmental and judicial review, there is no assurance that this or similar legislation will be adopted into law.

Effective October 1, 2011, BOEMRE was split into two federal bureaus, (1) the BOEM, which handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies, and (2) the BSEE, which is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Consequently, since October 1, 2011, we are required to interact with two newly formed federal bureaus to obtain approval of our exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays as the functions of the former BOEMRE are fully divested from the former agency and implemented in the two federal bureaus.

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

•

the Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•

the Workplace Safety Rule, which requires operators to have a comprehensive SEMS in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills, with amendments proposed on September 14, 2011, but not yet finalized, that would impose certain added safety procedures to a company’s SEMS not covered by the original rule and revise certain existing obligations.

Compliance with these requirements issued by the DOI or its implementing agencies, including the BSEE and the BOEM, which two agencies are successors to BOEMRE, effective November 1, 2011, may prevent us from obtaining new drilling permits and approvals in a timely manner, which could materially adversely impact our business, financial position or results of operations. Since early 2011, there has been gradual improvement in the number of approved drilling permits issued per month for the U.S. Gulf of Mexico, however, it is possible that the improvement of this pace could slow or reverse as a result of uncertainties with respect to implementation and interpretation of NTLs and other regulatory initiatives, the ability of the BSEE to timely review submissions and issue drilling permits, or potential third party challenges to industry drilling operations in the U.S. Gulf of Mexico.

We are unsure what long-term effect, if any, the BOEM’s or BSEE’s additional regulatory requirements and permitting procedures will have on our offshore operations. Consequently, we may be subject to a variety of unforeseen adverse consequences arising directly or indirectly from the Deepwater Horizon incident.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rule making under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United Stated District Court for the District of Columbia in September of 2012, although the CFTC has stated that it will appeal the District Court’s decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swaps,” “security-based swap,” “swap dealer” and “major swap participant.” The Dodd-Frank Act and CFTC Rules also will require us, in connection with certain derivatives activities, to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements, although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with any certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil, natural gas liquids and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas liquids and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

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

Risks Related to Our Relationship with Platinum

Platinum owns approximately 84% of our outstanding voting membership interests, giving it influence and control in corporate transactions and other matters, which may conflict with noteholders’ interests.

As of December 31, 2012, Platinum beneficially owned approximately 84% of our outstanding voting membership interests and approximately 76% of our total outstanding membership interests. As a result, and for as long as Platinum holds a membership interest in us, Platinum has the ability to remove and appoint key personnel, including all of our managers, and to determine and control our company and management policies, our financing arrangements, the payment of dividends or other distributions, and the outcome of certain company transactions or other matters submitted to our members for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. As a controlling member, Platinum could make decisions that may conflict with noteholders’ interests.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information required by this Item 2. is contained in “Item 1. Business” and is incorporated herein by reference.

Item 3.	Legal Proceedings

West Delta 32 Block Platform Incident. On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana (“West Delta 32 Incident”). At the time of the explosion, production on the platform had been shut in while crews of independent contractors performed maintenance and construction on the platform.

Three workers died as a result of the explosion and subsequent fire, and others sustained varying degrees of personal injuries. In response to the West Delta 32 Incident, we dispatched two oil spill recovery vessels to the scene to evaluate any potential environmental impact and conduct spill recovery efforts. Based on preliminary estimates of the contents of the three oil tanks involved in the incident, we reported to the required regulatory agencies a loss amount of approximately 480 barrels of oil. There was no loss of containment from any well connected to the platform and no on-going spill following the initial incident. We engaged ES&H Training and Consulting Group to clean the platform to prevent residual oil from being washed or blown into the Gulf of Mexico. This work was completed on November 30, 2012.

Regulatory Investigation and Audit. The cause of the West Delta 32 Incident is being investigated by BSEE, in coordination with the U.S. Coast Guard. This investigation is still ongoing. The United States Chemical Safety and Hazard investigation board has also made inquiry of us regarding the incident but has not yet formally opened an investigation. We are fully cooperating with all government agencies.

On November 21, 2012, BSEE sent us a letter requiring us to take certain actions and to improve our performance. The letter made reference to, among other things, the November 16, 2012 incident. BSEE stated in the letter that if we did not improve our performance, we would be subject to additional enforcement action up to and including possible referral to the Bureau of Ocean Energy Management to revoke our status as an operator on all of our existing facilities. We have undertaken the actions BSEE required of us in the November 21 letter and have been regularly reporting to BSEE our progress on those required improvements.

We currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the investigations and the audit. As a result of the investigation, it is possible that BSEE could issue Incidents of Non-Compliance and associated penalties, as well as enjoin us from operating part or all of West Delta 32. We intend to vigorously defend the Company against potential enforcement actions

Civil Litigation. As of April 10, 2013, four civil lawsuits have been filed as a result of the West Delta 32 Incident. On January 8, 2013, five investors in Black Elk Energy, LLC (“BEE”) filed a purported derivative action on behalf of BEE in the 164th Judicial District of Harris County, Texas against our President and CEO, John Hoffman; our majority unit holder, PPVA Black Elk (Equity) LLC; several entities affiliated with PPVA Black Elk (Equity) LLC; and Iron Island Technologies, Inc. The lawsuit originally alleged that the defendants improperly diluted BEE’s percentage ownership in our company and that the defendants’ alleged gross mismanagement harmed BEE by allegedly causing a credit rating downgrade and a prospective buyer to reduce an alleged offer price for our company. The plaintiffs seek an unspecified amount of damages on behalf of BEE in connection with these claims. On

February 7, 2013, the plaintiffs amended their petition, adding another BEE unit holder as a named plaintiff and joining as defendants additional parties, including Freedom Well Services, LLC, Freedom Logistics, LLC, Elk Well Services, LLC, Freedom HHC Management LLC, and FWS Employee Incentive LLC. On March 8, 2013, the plaintiffs amended their petition for a second time to delete certain factual allegations regarding dilution of BEE’s interest in our company. Two prior lawsuits alleging many of the same facts have been dismissed. This case is being defended vigorously.

On March 22, 2013, these same investor plaintiffs filed a similar purported derivative action on behalf of BEE in the Supreme Court of New York County in the State of New York. The suit is filed against our company; John Hoffman; our majority unit holder, PPVA Black Elk (Equity) LLC; several entities and individuals affiliated with PPVA Black Elk (Equity) LLC; and Iron Island Technologies, Inc. Like the Harris County lawsuit, the plaintiffs allege that the defendants improperly diluted BEE’s percentage ownership in our company; it is unclear whether plaintiffs are also asserting claims with respect to the West Delta 32 Incident in connection with this separate lawsuit. The plaintiffs seek an unspecified amount of damages individually and on behalf of BEE in connection with these claims. Like the Harris County lawsuit, this case is being defended vigorously.

On January 31, 2013, eight individual plaintiffs sued BEEOO, BEE, and three independent contractors (Wood Group USA, Inc., Compass Engineering and Consultants, LLC, and Enviro-Tech Specialties, Inc.) in the United States District Court for the Southern District of Texas. The plaintiffs seek to recover for injuries they allege to have suffered in connection with the West Delta 32 Incident. The plaintiffs allege that they were employed by Grand Isle Shipyard, Inc., and that they were working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. The plaintiffs seek $100 million in actual damages and $300 million in punitive damages.

On February 27, 2013, the family of decedent Avelino Tajonera sued BEEOO in the United States District Court for the Eastern District of Louisiana. The lawsuit was filed by Mr. Tajonera’s wife individually and on behalf of his estate and Mr. Tajonera’s three children. The plaintiffs allege that Mr. Tajonera was employed by Grand Isle Shipyard, Inc. and was working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. They allege that Mr. Tajonera died several days after the West Delta 32 Incident from injuries he sustained therein. The plaintiffs are seeking an unspecified amount of actual and punitive damages.

On March 25, 2013, the family of decedent Ellroy Corporal sued our company in the United States District Court for the Eastern District of Louisiana. The lawsuit was filed by Mr. Corporal’s wife individually and on behalf of his estate and Mr. Corporal’s two children. The plaintiffs allege that Mr. Corporal was working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. They allege that Mr. Corporal died from complications due to the West Delta 32 Incident. The plaintiffs are seeking an unspecified amount of actual and punitive damages.

For each proceeding, we are currently evaluating the plaintiff’s petitions and determining appropriate courses of response with the aid of legal counsel. These proceedings are at a preliminary stage; accordingly, we currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings. We intend to vigorously defend the Company in these proceedings.

Other Regulatory Items. We received a Notice of Proposed Civil Penalty Assessment dated April 5, 2011 (“Notice”) from the BOEMRE for an Incident of Noncompliance (“INC”) arising from a particular well’s alleged exceedance of certain testing time limits and alleged need for certain corrective actions. The INC was issued by BOEMRE during its on-site inspection of Vermilion Area Block 124, Platform F on July 30, 2010. We requested and attended a mitigation hearing with BOEMRE on the matter as we believe that a significant threat to safety or the environment did not exist, and are seeking a reduced civil penalty based on the mitigating circumstances presented in the hearing. We have received a final decision from BOEMRE on the matter and have been assessed a penalty of approximately $0.3 million of which we appealed to the Interior Board of Land Appeals (“IBLA”). We received notice on December 19, 2011 that the civil penalty would remain as assessed by the Reviewing Officer’s final decision. We paid the penalty of $0.3 million on September 5, 2012.

On June 27, 2012, we received notice from BSEE that administrative civil penalty proceedings had been initiated for two INCs issued as a result of an incident that occurred on October 9, 2011 at one of our offshore platforms. Both INCs allege operations involving well flowback operations were not conducted in a safe and workmanlike manner. As part of the civil penalty, we requested an informal meeting to present factual information to the reviewing officer that should serve to mitigate the proposed civil penalty of $140,000. The meeting was held on September 19, 2012. The Hearing Officer issued a final decision on December 31, 2012, affirming the proposed civil penalty and we have appealed the matter to the Interior Board of Land Appeals.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a privately held company and there is no established public trading market for our membership interests.

Item 6.	Selected Financial Data

Set forth below is our summary historical consolidated financial data for the years ended December 31, 2012, 2011, 2010 and 2009 and for the period from inception (January 29, 2008) through December 31, 2008, and balance sheet data at December 31, 2012, 2011, 2010, 2009 and 2008. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year Ended December 31,				Period from Inception (January 29, 2008) through December 31,
	2012	2011	2010	2009	2008
STATEMENTS OF OPERATIONS DATA (in thousands):
Crude oil, natural gas and plant product sales	$285,897	$314,289	$112,566	$20,788	$13,024
Realized gain on derivative financial instruments	23,364	8,099	9,271	801	—
Unrealized (loss) gain on derivative financial instruments	(4,783)	17,556	(12,700)	(2,756)	—

Total revenue	304,478	339,944	109,137	18,833	13,024

Operating Expenses:
Lease operating costs, workovers and production taxes	199,422	182,789	59,555	10,043	9,995
Exploration	1,682	1,004	14	47	79
Depreciation, depletion and amortization	47,314	47,214	29,795	15,419	3,316
Impairment	31,033	12,967	6,407	446	—
General and administrative	26,486	22,029	14,588	7,164	3,377
Gain due to involuntary conversion of asset	(3,100)	—	—	(18,718)	(9,526)
Accretion	36,421	27,410	9,175	388	422
Gain on sale of asset	38	(142)	—	—	—

Total operating expenses	339,296	293,271	119,534	14,789	7,663

Income (loss) from operations	$(34,818)	$46,673	$(10,397)	$4,044	$5,361

Operating Data:
Oil (MBbl) (1)	1,977	1,991	857	140	36
Natural gas (MMcf) (1)	17,884	18,188	7,997	2,444	1,068
Plant products (MGal) (1)	13,588	12,257	5,403	320	—

Oil:
Average price before effects of hedges ($/Bbl)	$106.60	$108.09	$80.09	$70.43	$99.51
Average price after effects of hedges ($/Bbl)	110.18	105.17	80.97	71.59	99.51
Average price differentials	12.50	13.04	0.59	8.44	(0.41)

Natural Gas:
Average price before effects of hedges ($/Mcf)	$2.82	$4.18	$4.38	$4.29	$8.87
Average price after effects of hedges ($/Mcf)	3.73	4.94	5.44	4.55	8.87
Average price differentials	0.07	0.18	—	0.34	(0.02)

(1)	Total production for each of the periods presented.

	As of December 31,
	2012		2011		2010	2009	2008
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	$1,383		$17,260		$18,879	$6,236	$1,647
Oil and natural gas properties, net	260,012		238,702		123,783	88,600	8,148
Total assets	590,464		546,006		306,504	114,009	26,806
Total debt, including current portion	204,670		177,041		150,753	40,133	6,851
Asset retirement obligations (net of escrow)	109,894	(1)	96,185	(1)	8,074	45,431	(4,846)
Members’ equity (deficit)	(118,467	)(2)	(29,708	)(2)	(20,610)	5,723	4,919

	Year Ended December 31,						Period from Inception (January 29, 2008) through December 31,
	2012		2011		2010	2009	2008
OTHER FINANCIAL DATA (in thousands):
Net cash provided by (used in) operating activities	$66,054		$73,647		$28,345	$(528)	$1,479
Net cash used in investing activities	(89,723)		(108,641)		(114,815)	(27,415)	(5,814)
Net cash provided by (used in) financing activities	7,792		33,375		99,113	32,532	5,982
Adjusted EBITDA (3)	78,995		110,686		47,052	4,617	(405)

(1)	Amount also net of asset retirement obligation escrow receivable as it relates to P&A obligations.
(2)	Amount reflects reclassification of redeemable preferred shares outside of permanent equity. For a further discussion of the reclassification, please see “Notes to Consolidated Financial Statements—Note 12—Members’ Deficit” in this Form 10-K.
(3)	Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss), see “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed, particularly in “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. We seek to acquire and exploit properties with proved developed reserves, proved developed non-producing reserves and proved undeveloped reserves. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of December 31, 2012, we held an aggregate net interest in approximately 542,500 gross (270,600 net) acres under lease and had an interest in 1,109 gross wells, 326 of which are producing.

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

In 2010, we completed two acquisitions which increased the geographic diversity of our portfolio. During the first quarter of 2010, we acquired properties in the Gulf of Mexico, primarily located within Texas state waters from Chroma Oil & Gas, LP. This acquisition consisted of six fields and added interests in an additional 40 wells and approximately 13,900 gross (6,400 net) acres to our portfolio. On September 30, 2010, we acquired 27 properties across approximately 195,944 gross (103,130 net) acres in the Gulf of Mexico from Nippon Oil Exploration U.S.A. The Nippon Acquisition included 90 producing wells, 223 wellbores, 41 platforms, and 19 producing fields.

In February 2011, we acquired additional properties in the Gulf of Mexico, strategically located among our existing assets from Maritech Resources Incorporated. The Maritech Acquisition consisted of eight fields and added interests in 105 gross (43 net) wells and approximately 45,500 gross (22,200) net acres.

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

From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three years ended December 31, 2012, 2011 and 2010 are shown in the table below.

	Year Ended December 31,
	2012	2011	2010
Oil:
Average price before effects of hedges ($/Bbl) (1)	$106.60	$108.09	$80.09
Average price after effects of hedges ($/Bbl)	110.18	105.17	80.97
Average price differentials (2)	12.50	13.04	0.59
Gas:
Average price before effects of hedges ($/Mcf) (1)	$2.82	$4.18	$4.38
Average price after effects of hedges ($/Mcf)	3.73	4.94	5.44
Average price differentials (2)	0.07	0.18	—

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.
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

Recent Events

West Delta 32

On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana, in 52 feet of water. Three workers died as a result of the explosion and subsequent fire, and others sustained various degrees of person injuries. We dispatched two oil spill recovery vessels to the scene to evaluate any potential environmental impact and conduct spill recovery efforts. Based on an analysis of the sheen observed after the incident, the spill totaled less than one barrel. Based on preliminary estimates of the tank contents, BSEE requested us to also report a loss amount of 480 barrels. There was no loss of containment from any well connect to the platform. There was no loss of oil after the fire was controlled. The cause of the fire is being investigated by Black Elk and BSEE, in coordination with the U.S. Coast Guard. We have engaged ABS Consulting to assist with our investigation in order to make a cause and origin determination. The cause has not yet been determined. We engaged ES&H Training and Consulting Group to clean the platform to prevent residual oil on the platform from being washed or blown into the Gulf of Mexico. The work was completed on November 30, 2012. At BSEE’s direction, we have also engaged an independent third-party auditor to audit our SEMS program. We have insurance for some potential losses and are pursuing reimbursement for this incident. As of April 10, 2013, four civil lawsuits have been filed as a result of the West Delta 32 Incident. For additional information, please see “Risk Factors” under Item 1A of this Form 10-K and “Legal Proceedings” under Item 3 of this Form 10-K.

SEMS Audit

On January 17, 2013, we commenced a BSEE directed Independent Third Party SEMS Audit. The audit was conducted by M&H in three phases: documentation, implementation and offshore facilities. During the offshore phase, 19 platforms were audited for SEMS compliance. BSEE participated as observers in portions of each phase.

Phase I started with a request from M&H to provide SEMS Program Manual and all documents incorporated by reference. These documents were reviewed for compliance with the requirements of 30 CFR Part 250 Subpart S and API RP 75 (incorporated by reference). Phase 2 kicked off on February 13, 2013 with a review of preliminary findings from Phase 1 and an analysis of SEMS records and documentation to determine how effectively the SEMS was implemented. The Phase 3 Offshore Audit started on March 4, 2013 and covered 19 platforms across our Gulf of Mexico asset areas (East, Central, and West). The final audit phase was completed on March 13, 2013. The Audit Closeout Meeting occurred on March 25, 2013 on schedule with the plan submitted to BSEE. We submitted the Final Audit Report to BSEE on April 10, 2013. The Corrective Action Plan was submitted to BSEE on April 11, 2013.

Performance Improvement Plan (“PIP”)

We have submitted a PIP to BSEE that identifies corrective action items to improve safety performance in offshore operations. The primary components of the PIP address:

•	Independent Third-Party SEMS Audit

•	Enhanced oversight of work on our operated platforms

•	Hazard Recognition

•	Compliance

•	Reduction of Incidents of Non-Conformance (INCs)

•	Stop Work Authority

•	Incentive compensation for safety performance

Implementation of corrective actions is in progress. Many items have been completed, such as the establishment of several new positions within the HSE&C group to provide work oversight and improve regulatory compliance on offshore facilities. Essential documentation such as our SIMOPS Plan, Project Execution Plans and Contractor Bridging Agreements have been improved to provide better guidelines and procedures for hazard assessment and work controls. Training in Hazard Recognition, Job Safety Analysis and Stop Work Authority is ongoing. Additionally, we have initiated a Production Operations Performance Incentive Program to reward field operations personnel for safe and compliant performance on our facilities.

High Island 443 A-2

On September 27, 2012, an incident occurred on our High Island 443 A-2 ST well which required the closing of the blind/shear rams to properly shut in and maintain control of the well due to several days of unsuccessful attempts to repair a small hydrocarbon leak on a conductor riser. Additional surface diagnostics found the inner casing strings to be most likely compromised. On October 12, 2012, the Bureau of Safety and Environmental Enforcement (“BSEE”) advised us to plug and abandon the well. We have well control insurance and pursued reimbursement for this incident and the claim was approved. Additionally, once the High Island 443 A-2 ST well was plugged, we started operations to sidetrack the High Island 443 A-5 well on the same platform. The costs associated with the High Island 443 A-5 drill are also insurance recoverable. We recorded a receivable of $3.1 million for reimbursement, after a deductible of $0.5 million, under our insurance policy at December 31, 2012 and received the funds during the first quarter of 2013.

Capital Contributions

On January 25, 2013, we entered into a contribution agreement with PPVA Black Elk (Equity) LLC (“PPVA (Equity)”), whereby PPVA (Equity) made a capital contribution of $10 million in exchange for 10 million of our Class E Preferred Units (the “Class E Units”) and 76 Class B Units (the “Class B Units”), having such rights, preferences and privileges as set forth in our Third Amendment to Second Amended and Restated Limited Liability Operating Agreement. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement).

In the first quarter of 2013, we entered into contribution agreements with Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued, or expect to issue 40 million additional Class E Units and 3 million additional Class B Units to the Platinum Group for an aggregate offering price of $40.0 million. As of April 10, 2013, we have issued an aggregate $50.0 million of Class E Units and 3.8 million Class B Units. On March 31, 2013, we issued an additional 2,522,693.340 Class E Units as paid-in-kind dividends to the holders of Class E Units on such date.

Issuance of Units

On February 12, 2013, we entered into an agreement with Platinum under which we agreed to issue Class B Units to Platinum in exchange for financial consulting services, including (1) analysis and assessment of our business and financial condition and compliance with financial covenants in our credit facility, (2) discussion with us and senior bank lenders regarding capital contributions and divestitures of non-core assets, and (3) coordination with our attorneys, accountants, and other professionals. On February 12, 2013, we issued 1,131,458.5 Class B Units to PPVA Black Elk (Equity) LLC, an affiliate of Platinum, pursuant to such agreement.

Stock Split

On February 12, 2013, we entered into the Fourth Amendment to the Second Amended and Restated Limited Liability Operating Agreement of the Company (the “Fourth Amendment”). The Fourth Amendment amended our operating agreement to effectuate a 10,000 to 1 unit split for each of the Class A Units, Class B Units and Class C Units.

Operating Agreement Amendment

On April 9, 2013, we entered into the Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC (the “Fifth Amendment”) to (1) revise and confirm the order and manner of distributions to our members and (2) permit the issuance of Class E Units in an aggregate amount not to exceed $95.0 million and the issuance of Class B Units in connection with such Class E Units in an aggregate amount not to exceed 3,800,000 units before giving effect to any capitalized Class E preferred return, for cash or property capital contributions.

Sale of Assets

On March 26, 2013, we completed the sale of four fields to Renaissance Offshore, LLC for approximately $52.5 million subject to normal purchase price adjustments. Funds will be used to reduce the amount borrowed under our credit facility and for general corporate purposes. We will also work with counterparties to release approximately $29.8 million of escrows related to the sold properties.

Letter of Credit Facility Amendment and Credit Facility Amendments

In connection with the sale of the four fields to Renaissance Offshore, LLC that was completed on March 26, 2013, we entered into the Eighth Amendment to our credit facility which (1) lowered our borrowing base to $25 million from $61 million upon the sale of the four fields, (2) will further reduce the borrowing base to $15 million after the bonds posted with the Bureau of Ocean Management, Regulation and Enforcement related to the sold properties are released or terminated, (3) increased the applicable margin with respect to each ABR loan or Eurodollar loan outstanding by 1% if the credit exposure is greater than $15 million, (4) scheduled the borrowing base redetermination date to May 31, 2013 and (5) restricted returns of capital to our stockholders or distributions of our property to our equity interest holders.

In April 2013, we also entered into the Limited Waiver and Seventh Amendment to Letter of Credit Facility (the “Seventh Amendment”) and the Limited Waiver and Ninth Amendment to our Credit Facility (the “Ninth Amendment”) to obtain waivers related to (1) the leverage ratio for the quarter ended December 31, 2012, (2) the over hedged oil position for the calendar month of January 2013 at December 31, 2012, (3) the hedge requirement only to the extent that it relates to existing oil hedges but that such noncompliance was a result of the sale of the four fields to Renaissance Offshore, LLC, provided that we will be in compliance with the covenant when the borrowing base is re-determined in May 2013 and (4) the delay in the capital contributions, which were all received by April 9, 2013. The Seventh Amendment and the Ninth Amendment removed the current ratio covenant and replaced it with a payables restriction covenant, which does not allow accounts payable greater than 90 days old to exceed $6.0 million in the aggregate, excluding certain vendors. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant has been amended to be no less than 2.25 to 1.00 and the leverage ratio covenant has been amended to not exceed 3.5 to 1.0. We paid $0.3 million to obtain the waiver.

Drilling Update

In 2013 to date, we have two drilling rigs performing sidetrack operations on our operated properties and two currently drilling on non-operated properties with another mobilizing to location. We recompleted 32 wells during 2012, 15 of which are currently producing. We plan to actively drill during 2013. Our rig activity during the remainder of 2013 will be dependent on oil and natural gas prices and, accordingly, our rig count may increase or decrease from year-end levels. There can be no assurance, however, that additional rigs will be available to us at an attractive cost.

Risks and Uncertainties

Our liquidity outlook changed during the year ended December 31, 2012 primarily as a result of lower gas prices and lower production as a result of wells that watered out, delays in the capital program, shut-ins due to pipeline repairs and Hurricane Isaac as well as the explosion and fire on our West Delta 32-E platform, which caused downtime and delays in the fields due to the BSEE requirement for approval after the incident.

While cash flows were lower than previously projected primarily due to lower production, we continued our development operations by supplementing our cash flows from operating activities with funds raised through borrowings in 2012, capital contributions from our members and an asset sale in 2013. We retained financial and technical advisors to provide recommendations on achieving improvements in production, operating expense, cash flows from operations, work over, capital expenditures, business planning and the arrangement of additional funding going forward.

As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $71.7 million at December 31, 2012 and we incurred a net loss of $64.0 million during the year ended December 31, 2012. The combination of restricted credit availability and lower production in the fourth quarter of 2012 led to significant cash reductions in the fourth quarter of 2012 and the first quarter of 2013. To increase liquidity, we stretched accounts payable and aggressively pursued accounts receivable. We have worked closely with our vendors during this time and expect to normalize the age of accounts payables within the second quarter. We continue to optimize our production portfolio and have commenced our drilling program in the fourth quarter of 2012. Currently, we have two rigs under contract and we expect to drill and complete eight operated wells and seven non-operated wells in 2013. To fund the drilling program and operations, we expect to continue to raise additional capital over the next several years. We are currently evaluating new sources of liquidity including, but not limited to, (i) renegotiating our current revolving credit facility, (ii) entering into a new revolving credit facility and (iii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. As of March 26, 2013, we sold four producing fields to Renaissance Offshore, LLC for approximately $52.5 million subject to normal purchase price adjustments. Proceeds from the sale will be used to reduce the amount borrowed under the Credit Facility by $36 million and for general corporate purposes. We will also work with counterparties to release approximately $29.8 million of escrows related to the sold properties of which $10 million will be used to pay down the Credit Facility.

Our primary use of capital has been for the acquisition, development and exploitation of oil and natural gas properties as well as providing collateral to secure our plugging and abandonment (“P&A”) obligations. As we plug and abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. Also, our letters of credit with Capital One are backed entirely by cash. We use letters of credit to back our surety bonds for P&A obligations. We are currently in discussions with surety agencies to replace the 100% cash-backed letters of credit. There can be no assurance as to the availability or terms upon which such equity or debt funding might be available.

At December 31, 2012, we were not in compliance with certain covenants in our Credit Facility. We have obtained waivers for the current ratio covenant, the hedging requirements covenant and the debt leverage ratio covenant for the period ended December 31, 2012. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant has been amended to be no less than 2.25 to 1.00 and the leverage ratio covenant has been amended to not exceed 3.5 to 1.0. The current ratio covenant has been removed in the Seventh Amendment and the Ninth Amendment and has been replaced with a payables restriction covenant. Our liquidity projections demonstrate improvement of our financial position and we believe that we will meet our interest coverage ratio covenant, debt leverage ratio covenant and payables restriction covenant going forward. If we are unable to maintain compliance with our debt covenants or obtain waivers or amendments, then we will be in default under our Credit Facility and all amounts outstanding would be reclassified as current liabilities on our consolidated balance sheet. If we are unable to repay the outstanding debt as it comes due, or if we are not able to effectively manage our working capital, or as necessary, successfully access the debt capital market, such events may have a material adverse effect on our financial position. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amount and classifications of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.

Our capital budget may be adjusted in the future as business conditions warrant and the ultimate amount of capital we expend may fluctuate materially based on market conditions and the success of our drilling program as the year progresses. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. Our planned operations for the remainder of 2013 reflect our expectations for production based on actual production history and new production expected to be brought online, the continuation of commodity prices near current levels and the higher cost of servicing our additional financing and other obligations.

As operator of certain projects that require cash commitments within the next twelve months and beyond, we retain significant control over the development concept and its timing. We consider the control and flexibility afforded by operating our properties under development to be instrumental to our business plan and strategy. To manage our liquidity, we have the ability to delay certain capital commitments, and within certain constraints, we can continue to conserve capital by further delaying or eliminating future capital commitments. While postponing or eliminating capital projects will delay or reduce future cash flows from scheduled new production, this control and flexibility is one method by which we can match, on a temporary basis, our capital commitments to our available capital resources.

Our cash flow projections are highly dependent upon numerous assumptions including the timing and rates of production from our wells, the sales prices we realize for our oil and natural gas, the cost to develop and produce our reserves, our ability to monetize our properties and future production through asset sales and financial derivatives, and a number of other factors, some of which are beyond our control. Our inability to increase near-term production levels and generate sufficient liquidity through the actions noted above could result in our inability to meet our obligations as they come due which would have a material adverse effect on us. In the event we do not achieve the projected production and cash flow increases, we will attempt to fund any short-term liquidity needs through other financing sources; however, there is no assurance that we will be able to do so in the future if required to meet any short-term liquidity needs. We believe we can continue to meet our obligations for at least the next twelve months through a combination of cash flows from operations, capital contributions, asset dispositions and insurance reimbursement proceeds for P&A costs on the High Island 443 A-2 well and for costs to drill the replacement well, High Island 443 A-5, as well as delaying certain facility or drilling projects in the second half of 2013.

Our estimates of proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimation process requires significant assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves are subject to change, and may differ materially from our actual results. A substantial portion of our total proved reserves are undeveloped and recognition of such reserves requires us to expect that capital will be available to fund their development. The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year and we intend to continue to develop these reserves, but there is no assurance we will be successful. Development of these reserves may not yield the expected results, or the development may be delayed or the costs may exceed our estimates, any of which may materially affect our financial position, results of operations, cash flows, the quantity of proved reserves that we report, and our ability to meet the requirements of our financing obligations.

A substantial portion of our current production is concentrated in the Gulf of Mexico, which is characterized by production declines more rapid than those of conventional onshore properties. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and severe weather. Any unanticipated significant disruption to, or decline in, our current production levels or prolonged negative changes in commodity prices or operating cost levels could have a material adverse effect on our financial position, results of operations, cash flows, the quantity of proved reserves that we report, and our ability to meet our commitments as they come due.

Oil and natural gas development and production in the Gulf of Mexico are regulated by the BOEM and BSEE of the DOI. We cannot predict future changes in laws and regulations governing oil and gas operations in the Gulf of Mexico. New regulations issued since the Deepwater Horizon incident in 2010 have changed the way we conduct our business and increased our costs of developing and commissioning new assets. Should there be additional significant future regulations or additional statutory limitations, they could require further changes in the way we conduct our business, further increase our costs of doing business or ultimately prohibit us from drilling for or producing hydrocarbons in the Gulf of Mexico. Additionally, we cannot influence or predict if or how the governments of other countries in which we operate may modify their regulatory requirements.

As an oil and gas company, our revenue, profitability, cash flows, proved reserves and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and we expect such price volatility to continue. Any extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of oil and gas reserves that we can economically produce, and may restrict our ability to obtain additional financing or to meet the contractual requirements of our debt and other obligations.

Impact of Deepwater Horizon Incident and Federal Deepwater Moratorium

In April 2010, the Deepwater Horizon, a drilling platform operated by BP PLC in ultra deepwater in the U.S. Gulf of Mexico, sank after an apparent blowout and fire. The resulting leak caused a significant oil spill. In response to the explosion and spill, the DOI implemented a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling sidetracks and bypasses of wells beginning in May 2010 until the moratorium was lifted by the DOI in October 2010.

In addition, while the moratorium was in place, the DOI, through its Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”), issued a series of NTLs or regulatory requirements imposing new standards and permitting procedures for new wells to be drilled in federal waters of the OCS. These requirements include the following:

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

•

the Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•

the Workplace Safety Rule, which requires operators to have a comprehensive SEMS in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills, with amendments proposed on September 14, 2011, but not yet finalized, that would impose certain added safety procedures to a company’s SEMS not covered by the original rule and revise certain existing obligations.

Compliance with these requirements issued by the DOI or its implementing agencies, including the BSEE and the BOEM, which two agencies are successors to BOEMRE, effective November 1, 2011, may prevent us from obtaining new drilling permits and approvals in a timely manner, which could materially adversely impact our business, financial position or results of operations. Since early 2011, there has been gradual improvement in the number of approved drilling permits issued per month for the U.S. Gulf of Mexico, however, it is possible that the improvement of this pace could slow or reverse as a result of uncertainties with respect to implementation and interpretation of NTLs and other regulatory initiatives, the ability of the BSEE to timely review submissions and issue drilling permits, or potential third party challenges to industry drilling operations in the U.S. Gulf of Mexico.

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

For our U.S. Gulf of Mexico operations, we have developed and implemented a Regional Oil Spill Response Plan. Our response team implementing this Regional Oil Spill Response Plan is a trained work force that receives training updates annually and performs annual spill drills as required by the BSEE. In addition, we have Environmental Safety & Health Consulting Services, Inc. (“ES&H”), our designated Oil Pollution Act spill response contractor on contractual retainer. ES&H maintains 24 hour, seven day a week manned incident command centers located in Houston, Texas and Houma, Louisiana. ES&H commences spill response activities on our behalf upon our notification of an emergency. While we focus on source control of the spill, ES&H handles all communication with state and federal agencies as well as U.S. Coast Guard and BSEE notifications. ES&H maintains a staff and equipment inventory that is available upon notice to respond to an emergency.

We are also a member of Clean Gulf Associates (“CGA”). CGA was formed in 1972 and currently has 140 member companies, making the association the largest oil spill response cooperative in terms of membership in North America. CGA specializes in onsite control and cleanup and is on 24 hour, seven days a week alert with equipment currently stored at six bases situated along the U.S. Gulf of Mexico coast (Ingleside, Texas, Galveston, Texas, Lake Charles, Louisiana, Houma, Louisiana, Venice, Louisiana and Pascagoula, Mississippi), and is opening new sites in Leeville, Louisiana, Morgan City, Louisiana and Harvey, Louisiana. The CGA equipment inventory is available to serve member oil spill response needs including blowouts; open seas, near shore and shallow water skimming; open seas and shoreline booming; communications; dispersants; boat spray systems to apply dispersants; wildlife rehabilitation; and a forward command center. CGA has contractual retainers with an aerial dispersant company and a company that provides mechanical recovery equipment for spill responses. CGA equipment includes:

•	HOSS Barge—the largest purpose-built skimming barge in the United States with 4,000 barrels of storage capacity;

•	Fast Response System—a self-contained skimming system for use on vessels of opportunity. CGA has nine of these units; and

•	Fast Response Vessels (“FRV”)—four 46-foot FRVs with cruise speeds of 20-25 knots that have built-in skimming troughs and cargo tanks, outrigger skimming arms, navigation and communication equipment.

In addition, source control support is provided, as necessary, by Boots & Coots, Inc., a provider of firefighting, well control, engineering, and training services.

On September 30, 2010, the BOEMRE announced a final SEMS rule that became effective November 15, 2010. The final SEMS rule required implementation of the following 13 elements of the American Petroleum Institute’s Recommended Practice 75 by no later than November 2011:

•	Management commitment program principles,

•	Safety and environmental information,

•	Hazards analyses,

•	Management of change,

•	Operating procedures,

•	Safe work practices and contractor selection,

•	Training,

•	Mechanical integrity,

•	Pre-Startup review,

•	Emergency response and control,

•	Investigation of accidents,

•	Audits, and

•	Records and documentation.

On November 3, 2011, we participated in an audit exercise with BOEMRE in their Herndon, VA office. There were no significant issues or deficiencies noted during this exercise. We believe we are currently in material compliance with the SEMS requirements.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our overall performance. Among these measures are (1) volumes of oil and natural gas produced, (2) oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA (as defined in the following table).

The following table contains certain financial and operational data for each of the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Average daily sales:
Oil (Boepd)	5,401	5,455	2,348
Natural gas (Mcfpd)	48,865	49,829	21,911
Plant products (Galpd)	37,125	33,580	14,802
Oil equivalents (Boepd)	14,429	14,559	6,353
Average realized prices (1):
Oil ($/Bbl)	$110.18	$105.17	$80.97
Natural gas ($/Mcf)	3.73	4.94	5.44
Plant products ($/Gallon)	1.02	1.29	1.10
Oil equivalents ($/Boe)	56.50	59.30	51.27
Costs and Expenses:
Lease operating expense ($/Boe)	34.22	29.83	23.56
Production tax expense ($/Boe)	0.14	0.16	0.28
General and administrative expense ($/Boe)	5.02	4.15	6.29
Net (loss) income (in thousands)	(63,968)	15,041	(23,897)
Adjusted EBITDA (2) (in thousands)	78,995	110,686	47,052

(1)	Average realized prices presented give effect to our hedging.
(2)	Adjusted EBITDA is defined as net (loss) income before interest expense, unrealized gain/loss on derivative instruments, accretion, depreciation, depletion, amortization and impairment, gain on involuntary conversion of assets, provision for doubtful accounts and loss/gain on sale of asset. Adjusted EBITDA is not a measure of net (loss) income or cash flows as determined by GAAP, and should not be considered as an alternative to net (loss) income, operating (loss) income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We present Adjusted EBITDA because it is frequently used by securities analysts, investors and other interested parties in the evaluation of high-yield issuers, many of whom present Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. A reconciliation table is provided below to illustrate how we derive Adjusted EBITDA.

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(63,968)	$15,041	$(23,897)
Adjusted EBITDA	$78,995	$110,686	$47,052
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net (loss) income	$(63,968)	$15,041	$(23,897)
Interest expense	25,965	25,752	12,872
Unrealized loss (gain) on derivatives instruments	4,783	(17,556)	12,700
Accretion	36,421	27,410	9,175
Depreciation, depletion, amortization and impairment	78,347	60,181	36,202
Gain on involuntary conversion of assets	(3,100)	—	—
Provision for doubtful accounts	509	—	—
Loss (gain) on sale of asset	38	(142)	—

Adjusted EBITDA	$78,995	$110,686	$47,052

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

Income tax provision. As of December 31, 2012, we were a limited liability company not subject to entity level income tax. Our taxable income or loss is therefore passed through to our members and reported on their respective tax returns. Accordingly, no provision for federal income taxes has been recorded in our historical financial statements. We are subject to the Texas Gross Margin Tax. The Texas Gross Margin Tax generally is calculated as 1% of gross margin.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth certain information with respect to oil and gas operations for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	Change	% Change
PRODUCTION:
Oil (MBbl)	1,977	1,991	(14)	-1%
Natural gas (MMcf)	17,884	18,188	(304)	-2%
Plant products (MGal)	13,588	12,257	1,331	11%
Total (MBoe)	5,281	5,314	(33)	-1%
REVENUES
Oil sales	$210,720	$215,204	$(4,484)	-2%
Natural gas sales	50,470	75,994	(25,524)	-34%
Plant product sales and other income	24,707	23,091	1,616	7%
Realized gain on derivative financial instruments	23,364	8,099	15,265	188%
Unrealized (loss) gain on derivative financial instruments	(4,783)	17,556	(22,339)	127%

	304,478	339,944	(35,466)	-10%
OPERATING EXPENSES
Lease operating	180,691	158,545	22,146	14%
Production taxes	745	859	(114)	-13%
Workover	17,986	23,385	(5,399)	-23%
Exploration	1,682	1,004	678	68%
Depreciation, depletion and amortization	47,314	47,214	100	0%
Impairment	31,033	12,967	18,066	139%
General and administrative	26,486	22,029	4,457	20%
Gain due to involuntary conversion of asset	(3,100)	—	(3,100)	100%
Accretion	36,421	27,410	9,011	33%
Gain on sale of asset	38	(142)	180	-127%

TOTAL OPERATING EXPENSES	339,296	293,271	46,025	16%

(LOSS) INCOME FROM OPERATIONS	(34,818)	46,673	(81,491)	175%
OTHER INCOME (EXPENSE)
Interest income	319	373	(54)	-14%
Miscellaneous (expense) income	(3,504)	(6,253)	2,749	-44%
Interest expense	(25,965)	(25,752)	(213)	1%

TOTAL OTHER INCOME (EXPENSE)	(29,150)	(31,632)	2,482	-8%

NET (LOSS) INCOME	$(63,968)	$15,041	$(79,009)	525%

Production

Oil and natural gas production. Total oil, natural gas and plant product production of 5,281 MBoe decreased 33 MBoe, or 1%, during the year ended December 31, 2012, compared to the same period in 2011. The decrease in production during 2012 was due to lower production in the third quarter of 2012 (196 MBoe), primarily as a result of downtime for Hurricane Isaac, and lower production in the fourth quarter of 2012 (414 MBoe) as a result of downtime in fields requiring hot work, which was delayed due to the BSEE requirement for approval after the West Delta 32 Incident, partially offset by a full year of production of the properties acquired in the Merit Acquisition (872 MBoe).

Revenues

Total revenues. Total revenues for the year ended December 31, 2012 of $304.5 million decreased $35.5 million, or 10%, over the comparable period in 2011. The decrease in revenues during 2012 was a result of lower oil, natural gas and plant product prices. Total revenues were also lower due to a $4.8 million unrealized loss on derivative financial instruments for the year ended December 31, 2012 compared to a $17.6 million unrealized gain for the prior year. The decrease in revenues was partially offset by the $15.3 million increase in realized gain on derivative financial instruments.

We entered into certain oil and natural gas commodity derivative contracts in 2012 and 2011. We realized gains on these derivative contracts in the amounts of $23.4 million and $8.1 million for the years ended December 31, 2012 and 2011, respectively. We recognized an unrealized loss of $4.8 million and a gain of $17.6 million for the years ended December 31, 2012 and 2011, respectively. Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, decreased $28.4 million for the year ended December 31, 2012 compared to the same period in 2011 as a result of lower oil and natural gas production from uneconomic leases and several fields being shut-in and lower oil, natural gas and plant product prices.

Excluding hedges, we realized average oil prices of $106.60 per barrel and gas prices of $2.82 per Mcf for the year ended December 31, 2012. Excluding hedges, for the year ended December 31, 2011, we realized average oil prices of $108.09 per barrel and gas prices of $4.18 per Mcf. Although average prices realized from the sale of oil reflected the economic turnaround that began during 2011, economic conditions continue to remain uncertain. Oil and natural gas prices will remain unstable and we expect them to be volatile in the future.

Operating Expenses

Lease operating costs. Our lease operating costs for the year ended December 31, 2012 increased to $180.7 million, or $34.22 per Boe, compared to $158.5 million, or $29.83 per Boe, for the same period of 2011. The increase in lease operating costs during 2012 was directly related to the additional properties acquired in the Maritech Acquisition and the Merit Acquisition, including non-recurring safety and regulatory costs on these acquired properties, as well as expenses incurred related to the West Delta 32 Incident. The increase in cost per Boe during 2012 was also primarily attributable to a mix of increased properties and lower production due to Hurricane Isaac and downtime in the fields requiring hot work which was delayed due to the BSEE requirement for approval after the West Delta 32 Incident.

Workover costs. Our workover costs decreased $5.4 million to $18.0 million for the year ended December 31, 2012 compared to $23.4 million for the same period in 2011. For the year ended December 31, 2012, West Cameron 20/45, Eugene Island 156/South Marsh 22, South Pass 86/87/89, West Delta 31/32, Vermilion 119/120/124 and Eugene Island 331 were the primary workover expense projects.

Exploration. Exploration expense was $1.7 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. We elected to participate in the drilling of the South Pelto Block 13 No. STK BP2 with a 10.33% working interest. The well was designed to test the CP 12B sand. The operator encountered mechanical problems and commenced bypass operations which were unsuccessful. The operator opted to abandon the drilling and the well was deemed non-commercial.

Depreciation, depletion, amortization and impairment. DD&A expense was $47.3 million, or $8.96 per Boe, and $47.2 million, or $8.88 per Boe, for the years ended December 31, 2012 and 2011, respectively. In 2012, the DD&A expense was relatively flat compared to 2011 as a result of an increase in the DD&A rate partially offset by lower production due to uneconomic leases and several fields being shut-in. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded $31.0 million and $13.0 million in impairments for the years ended December 31, 2012 and 2011, respectively, as the estimated undiscounted cash flows of oil and gas properties were less than its carrying value on certain properties.

General and administrative expenses. G&A expense was $26.5 million, or $5.02 per Boe, and $22.0 million, or $4.15 per Boe, for the years ended December 31, 2012 and 2011, respectively. The increase in G&A expense was primarily due to higher costs for additional staff and bonding insurance attributable to our 2011 acquisitions. Our legal fees were also higher in 2012 as a result of the West Delta 32 Incident, recapitalization efforts and litigation expense.

Gain due to involuntary conversion of asset. On September 27, 2012, an incident occurred on our High Island 443 A-2 ST well which required the closing of the blind/shear rams to properly shut in and maintain control of the well due to several days of unsuccessful attempts to repair a small hydrocarbon leak on a conductor riser. Additional surface diagnostics found the inner casing strings to be most likely compromised. On October 12, 2012, the BSEE advised us to plug and abandon the well. We filed an insurance claim and costs were reimbursed by our insurance company. We recorded a gain of $3.1 million, after a deductible of $0.5 million.

Accretion expense. We recognized accretion expense of $36.4 million and $27.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in accretion expense in 2012 was attributable to assumed asset retirement obligations related to our acquisitions in 2011.

Miscellaneous expense. Miscellaneous expense decreased $2.7 million to $3.5 million for the year ended December 31, 2012 compared to $6.3 million for the same period in 2011. The higher expense in 2011 was a result of the consent solicitation fee paid under the First Supplemental Indenture.

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

Operating Expenses

Lease operating costs. Our lease operating costs for the year ended December 31, 2011 increased to $158.5 million, or $29.83 per Boe, compared to $54.6 million, or $23.56 per Boe, for the same period of 2010. The increase in lease operating costs during 2011 was directly related to the increase in properties from the Nippon Acquisition, the Maritech Acquisition and the Merit Acquisition. The increase in cost per Boe during 2011 is primarily attributable to a mix of increased properties and related workover activities.

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

Depreciation, depletion, amortization and impairment. DD&A expense was $47.2 million, or $8.88 per Boe, and $29.8 million, or $12.85 per Boe, for the years ended December 31, 2011 and 2010, respectively. In 2011, the increase in DD&A expense was the result of increased production associated with the properties acquired in 2011 and 2010. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded $13.0 million and $6.4 million in impairments for the years ended December 31, 2011 and 2010, respectively, as the estimated undiscounted cash flows of oil and gas properties were less than its carrying value on certain properties.

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

Liquidity and Capital Resources

Our primary sources of liquidity to date have been capital contributions from our members, proceeds from the offering of our senior notes, which closed in November 2010, borrowings under our lines of credit and cash flows from operations. We believe that our working capital requirements, contractual obligations and expected capital expenditures discussed below, as well as our other liquidity needs for the next twelve months, can be met from cash flows provided by operations, capital contributions and a $3.1 million partial payment of insurance reimbursement for P&A costs on the High Island 443 A-2 well (after a deductible of $0.5 million). Our primary use of capital has been for the acquisition, development and exploitation of oil and natural gas properties as well as providing collateral to secure our P&A obligations. We are currently evaluating new sources of liquidity including, but not limited to (i) renegotiating our current revolving credit facility (ii) entering into a new revolving credit facility and (iii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. We continue to review our escrow accounts to determine if there are opportunities to replace our letters of credit, which are 100% cash-backed, with surety bonds.

Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million credit facility (the “Credit Facility”) with Capital One, N.A., as administrative agent and a lender thereunder. The Credit Facility is comprised of (1) a senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”), under which our initial borrowing base was set at $35 million and (2) a $75 million secured letter of credit facility (the “Letter of Credit Facility”), which is to be used exclusively for the issuance of letters of credit in support of our future P&A obligations relating to our oil and gas properties. The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the borrowing based utilization percentage in effect from time to time. The borrowing base under our Revolving Credit Facility is subject to redetermination on a semi-annual basis, effective April 1 and October 1, and up to one additional time during any six-month period, as may be requested by either us or the administrative agent, acting at the direction of the majority of the lenders. The October 1, 2012 redetermination was completed in November 2012 with no changes to the Revolving Credit Facility. In January 2013, we entered into the sixth amendment to the Credit Facility, which decreased the Revolving Credit Facility available thereunder to $61 million until April 15, 2013, at which time the borrowing base shall be re-determined. The borrowing base will be determined by the administrative agent in its sole discretion and consistent with its normal oil and gas lending criteria in existence at that particular time. Our obligations under the Credit Facility are guaranteed by our existing subsidiaries and are secured on a first-priority basis by all of our and our subsidiaries’ assets, in the case of the Revolving Credit Facility, and by cash collateral, in the case of the Letter of Credit Facility. The Credit Facility has a maturity date of June 22, 2014.

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

We have entered into various amendments to the Credit Facility. These amendments have (1) changed our amount available for borrowing under the Revolving Credit Facility from $35 million to $25 million, (2) increased the secured letter of credit from $75 million to $200 million, (3) amended certain provisions governing our swap agreements, (4) updated the fees on the letters of credit to 2% on a go-forward basis, (5) updated the “change in control” definition, (6) amended the definition of debt included in the calculation of the covenants, (7) changed the maturity date from December 24, 2013 to June 22, 2014, (8) received a limited waiver for any defaults arising for the noncompliance of the current ratio calculation and the unwinding of certain hedges executed under the BP Swap Agreements as of December 31, 2012, (9) added affirmative covenants to be furnished on a weekly basis including updated cash flow projections, updated accounts payable and accounts receivable schedules, and daily production reports for the week, (10) added an affirmative covenant that we would receive certain specified capital contributions from the Platinum Group during the first quarter of 2013 and (11) revised the definition of “Event of Default” to include non-compliance with new affirmative covenants.

As of December 31, 2012, we were not in compliance with our current ratio covenant, our hedging requirement covenant and our leverage ratio covenant under the Credit Agreement. Our current ratio covenant was calculated to be 0.6 to 1.0, which was lower than the required 1.0 to 1.0. Our hedging requirement of our notional volumes exceeded 75% for the month of January 2013 by 5% of the reasonably anticipated total volume of projected production from proved, developed, and producing oil and gas properties. Our leverage ratio covenant was calculated to be 2.54 to 1.0, which was slightly higher than the maximum 2.5 to 1.0. We received a limited waiver relating to such covenants for the fiscal quarter ended December 31, 2012. The waiver will not apply to any future fiscal quarter. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant has been amended to be no less than 2.25 to 1.00 and the leverage ratio covenant has been amended to not exceed 3.5 to 1.0. The current ratio covenant has been removed in the Seventh Amendment and the Ninth Amendment and has been replaced with a payables restriction covenant. We paid $0.3 million to obtain the waiver.

As of December 31, 2012, letters of credit in the aggregate amount of $137.4 million were outstanding under the Letter of Credit Facility and we had $52.0 million in borrowings under the Revolving Credit Facility. As of April 10, 2013, we had no funds available for additional borrowings under the Revolving Credit Facility.

For a further discussion of our Credit Facility, please see “Notes to Consolidated Financial Statements—Note 10—Debt and Notes Payable” in this Form 10-K.

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

As of December 31, 2012, we were in compliance with our covenants under the Indenture. As of December 31, 2012, the recorded value of the Notes was $149.1 million, which includes the unamortized discount of $0.9 million.

Member Contributions

On May 31, 2011, Platinum entered into a contribution agreement with us, whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivable, in exchange for 30 million of our Class D Units. The Class D Units are non-voting units having an aggregate liquidation preference of $30 million and accruing dividends payable in kind at a rate per annum of 24%, compounded annually to the extent they are not distributed. The dividends are expected to be repaid after the Notes mature. At December 31, 2012, Platinum contributed a total of $30.0 million in cash, of which $14.9 million was received during 2012.

On January 25, 2013, we entered into a contribution agreement with PPVA (Equity), whereby PPVA (Equity) made a capital contribution of $10 million in exchange for 10 million Class E Units and 76 Class B Units, having such rights, preferences and privileges as set forth in our Third Amendment to Second Amended and Restated Limited Liability Operating Agreement. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement).

In the first quarter of 2013, we entered into contribution agreements with PPBE or the Platinum Group pursuant to which we have issued, or expect to issue 40 million additional Class E Units and 3 million additional Class B Units to the Platinum Group for an aggregate offering price of $40.0 million. As of April 10, 2013, we have issued an aggregate $50.0 million of Class E Units and 3.8 million Class B Units. On March 31, 2013, we issued an additional 2,522,693.340 Class E Units as paid-in-kind dividends to the holders of Class E Units on such date.

On February 12, 2013, we entered into an agreement with Platinum under which we agreed to issue Class B Units to Platinum in exchange for financial consulting services, including (1) analysis and assessment of our business and financial condition and compliance with financial covenants in our credit facility, (2) discussion with us and senior bank lenders regarding capital contributions and divestitures of non-core assets, and (3) coordination with our attorneys, accountants, and other professionals. On February 12, 2013, we issued 1,131,458.5 Class B Units to PPVA Black Elk (Equity) LLC, an affiliate of Platinum, pursuant to such agreement.

During 2012, we have restated our 2011 consolidated financial statements to report the Class D Cumulative Convertible Participating Preferred Units outside of permanent equity as the redemption feature is conditional, but at the holders’ option. Platinum cannot redeem the units until obligations to bondholders are satisfied. We reflected the necessary adjustments in the fourth quarter of 2012 and calculated the impact on our quarterly reports on Form 10-Q for the quarterly periods ending June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. For a further discussion of the reclassification, please see “Notes to Consolidated Financial Statements—Note 12—Members’ Deficit” in this Form 10-K.

Capital Expenditures

We have a total capital expenditure budget of $127.2 million (excluding expenditures directly related to any acquisitions) for 2013, which is a 175% increase over the approximately $46.3 million of capital expenditures during 2012. Approximately $25.2 million of our 2013 capital budget was expended in the first two months of 2013 for various projects including recompletions and drilling, and the remaining $71.5 million will be used for drilling and development during the remainder of the year. The capital expenditure limitation set forth in the Indenture was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year after December 31, 2011.

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

To date, our 2013 capital budget has been funded from cash flow from operations, capital contributions and a $3.6 million partial payment of insurance reimbursement for P&A costs on the High Island 443 A-2 well (before a deductible of $0.5 million). We are currently evaluating new sources of liquidity including, but not limited to (i) renegotiating our current revolving credit facility (ii) entering into a new revolving credit facility and (iii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. We continue to review our escrow accounts to determine if there are opportunities to replace our letters of credit, which are 100% cash-backed, with surety bonds. We believe the cash flow from operations, $50 million in capital contributions, insurance reimbursement on the P&A costs on the High Island 443 A-2 well and drilling of the replacement well, High Island 443 A-5 ST, along with new sources of liquidity described above should be sufficient to fund our 2013 capital expenditure budget.

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

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$66,054	$73,647	$28,345
Net cash used in investing activities	(89,723)	(108,641)	(114,815)
Net cash provided by financing activities	7,792	33,375	99,113

Net (decrease) increase in cash and equivalents	$(15,877)	$(1,619)	$12,643

Cash flows provided by operating activities. Cash provided by operating activities totaling $66.1 million in 2012 compared to $73.6 million during 2011. Significant components of net cash provided by operating activities during the year ended December 31, 2012 included $122.1 million of non-cash items, primarily DD&A expense, impairment of oil and gas properties and accretion of asset retirement obligations as well as $8.0 million of changes in operating assets and liabilities, partially offset by a net loss of $64.0 million as a result of lower oil and gas production and prices and higher lease operating costs. The cash provided by operating activities in 2011 of $73.6 million, an increase of $45.3 million from the same period in 2010, was primarily attributed to higher net income as a result of the 2010 and 2011 acquisitions.

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

Cash flows used in investing activities. Cash used in investing activities totaling $89.7 million in 2012 was primarily attributable to additions to the oil and gas properties and the funding of the future P&A obligations through escrow. The cash used in investing activities in 2011 is primarily attributable to the assets purchased in the Maritech Acquisition and Merit Acquisition and the funding of the future P&A obligations through escrow. Cash used in investing activities in 2010 is attributable to the assets purchased in the Nippon Acquisition and the funding of the collateral requirements securing our P&A obligations with respect to the acquired properties and the W&T Escrow Accounts. The Nippon assets were purchased on September 30, 2010.

Cash flows provided by financing activities. Cash flows provided by financing activities of $7.8 million in 2012 were attributable to borrowings under the Credit Facility and short-term notes partially offset by payments on the Credit Facility and short-term notes, tax distributions to members, and debt issue costs. Cash flows provided by financing activities of $33.4 million in 2011 were attributable to borrowing on the Credit Facility and short term notes as well as a $30 million contribution from Platinum, which were partially offset by payments on the Credit Facility, debt issuance costs of the Notes, and tax distributions to members. Cash flows provided by financing activities in 2010 were attributable to the issuance of the notes partially offset by the repayment of borrowings under our lines of credit with Platinum.

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

On December 19, 2012, we entered into a Third Amendment with W&T. Pursuant to the Third Amendment, we caused the ARGO Bonds in an aggregate amount of $32.6 million to be issued by Argonaut Insurance Company to W&T to guaranty our performance of certain plugging and abandonment obligations. Upon receipt of the ARGO Bonds, W&T (i) released its rights to any money held in an escrow account established to secure our performance of certain plugging and abandonment obligations with respect to the Operated Properties Escrow Account, (ii) released the security interest and deposit account control agreement formerly securing its rights in the Operated Properties Escrow Account and (iii) authorized the escrow agent to release such funds from the Operated Properties Escrow Account to or at our direction. In addition, we and W&T agreed that until the funding of an escrow account established to our performance of certain plugging and abandonment obligations with respect to certain non-operated properties is complete, we may not obtain reductions of the ARGO Bonds under any circumstances without W&T’s consent.

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

Maritech Escrow Account

Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the Maritech Properties, the principal amount of $13.1 million for future P&A costs that may be incurred on such properties. As of December 31, 2012, we have funded $8.0 million, leaving $5.1 million to be funded through February 2014. Maritech will allow us to withdraw funds from the escrow account if all P&A obligations have been satisfied for any particular well or related asset on a lease.

Merit Escrow Account

In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an aggregate principal amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on the first day of the first month following closing. As of December 31, 2012, we have funded $38.1 million, leaving $21.9 million to be funded through November 2013. We will be allowed to withdraw amounts from the escrow account for reimbursement of our P&A obligations relating to any particular well or asset on a lease once we obtain a consent from Merit and we have deposited $60 million in the escrow account.

Asset Retirement Obligations

As many as four times per year, we review and, to the extent necessary, revise our asset retirement obligation estimates. In 2012, our asset retirement obligation increased by $56.8 million primarily as a result of our revaluation of our P&A liability, which included updates to our estimates as well as expected useful life. In 2012, we also recognized $36.4 million in accretion expense. In 2011, we increased our asset retirement obligation by $166.4 million primarily as a result of the Maritech Acquisition and Merit Acquisition and we recognized $27.4 million in accretion expense. In 2010, we increased our asset retirement obligations by $70.9 million, primarily as a result of the Nippon Acquisition, and recognized $9.2 million in accretion expense.

At December 31, 2012 and 2011, we recorded total asset retirement obligations of $345.5 million and $288.7 million, respectively, and have funded approximately $215.3 million and $172.2 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of December 31, 2012 and 2011, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at December 31, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$205,552	$3,552	$202,000	$—	$—
Interest on debt and notes payable	63,615	22,979	40,636	—	—
Operating leases (1)	42,859	30,689	4,254	3,303	4,613

Total contractual obligations	312,026	57,220	246,890	3,303	4,613
Other Obligations
Asset retirement obligations (2)	345,505	41,572	135,541	35,569	132,823

Total obligations (3)	$657,531	$98,792	$382,431	$38,872	$137,436

(1)	Consists of office space leases for our Houston, Texas offices and services provided in the office.
(2)	Asset retirement obligations will be partially funded via the escrow.
(3)	Does not include Class D Cumulative Convertible Participating Preferred Units as they are redeemable at the holders’ option.

Off-Balance Sheet Arrangements

In October 2010, we guaranteed a loan that a related party used to purchase two helicopters in the aggregate principal amount of $3.2 million. The related party is not consolidated in our financials as the entity is not material to us (see “Item 14. Certain Relationships and Related Transactions and Director Independence”). On August 1, 2012, a purchase agreement was signed to sell certain aircraft equipment from the related party. The proceeds of the sale were applied to the balance of the guaranteed loan. The loan was repaid in full on December 28, 2012. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions

At December 31, 2012, commodity derivative instruments were in place covering approximately 66% of our projected oil sales volumes and 28% of our projected natural gas volumes through 2013.

Please see “Notes to Consolidated Financial Statements—Note 8—Derivative Instruments” for additional discussion regarding the accounting applicable to our hedging program.

Critical Accounting Policies

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience, current market factors and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements.

Oil and Natural Gas Properties

We account for oil and natural gas properties using the successful efforts method of accounting. Under this method of accounting, costs relating to the acquisition and development of proved areas are capitalized when incurred. The costs of development wells are capitalized whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold cost is transferred to proved properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves exist. Other exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil and gas producing activities are capitalized. Production costs are those costs incurred to operate and maintain our wells and related equipment and facilities and are expensed as incurred.

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

Oil and Natural Gas Reserve Quantities: Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our independent engineering firm prepares a reserve and economic evaluation of all our properties on a well-by-well basis utilizing information provided to it by us and information available from state agencies that collect information reported to it by the operators of our properties. The estimate of our proved reserves as of December 31, 2012, 2011 and 2010 has been prepared and presented in accordance with SEC rules and accounting standards which use pricing based on 12-month unweighted first-day-of-the-month average pricing.

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

For the years ended December 31, 2012, 2011 and 2010, we elected not to designate any of our derivative contracts as qualifying hedges for financial reporting purposes, therefore all of the derivative instruments are categorized as standalone derivatives and are being marked-to-market with unrealized gains (losses) recorded in the consolidated statements of operations.

Asset Retirement Obligations: Authoritative guidance for asset retirement obligations uses a cumulative effect approach to recognize transition amounts for asset retirement obligations and accumulated depreciation. The accounting guidance requires companies to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as part of the cost of the related oil and natural gas properties. We recognize the legal obligation of the dismantlement, restoration and abandonment costs associated with our oil and natural gas properties with our asset retirement obligation. These costs are impacted by our estimated remaining life as well as current market conditions associated with these costs.

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

Inflation and Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. For the years ended December 31, 2012, 2011 and 2010, we received an average of $106.60, $108.09 and $80.09 per barrel of oil, respectively, and $2.82, $4.18 and $4.38 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. During 2012, commodity prices have softened and services and costs have not decreased in proportion to the lower prices. Higher costs are partially fueled by unconventional plays onshore as well as resource shifts out of the Gulf of Mexico.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our total annual production for the year ended December 31, 2012, our annual revenue would increase or decrease by approximately $19.8 million for each $10.00 per barrel change in oil prices and $17.9 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our total annual production for the year ended December 31, 2011, our revenues would have increased or decreased by approximately $19.9 million for each $10.00 per barrel change in oil prices and $18.2 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.

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

At December 31, 2012, the fair value of our commodity derivatives were included in our consolidated balance sheets for approximately $2.4 million as current assets and $5.1 million as long-term liabilities. At December 31, 2011, the fair value of our commodity derivatives was approximately $4.2 million and $2.1 million, which were recorded as current assets and long-term liabilities, respectively, in the consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, we realized a net increase in oil and natural gas revenues related to hedging transactions of approximately $23.4 million, $8.1 million and $9.3 million, respectively.

As of December 31, 2012, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
December 2013 - December 2013	Swap	27,750	$96.90
January 2013 - October 2013	Swap	27,750	$96.90
November 2013 - November 2013	Swap	26,800	$96.90
January 2013 - December 2013	Swap	19,750	$85.90
January 2014 - February 2014	Swap	19,000	$96.90
January 2013 - June 2013	Swap	15,542	$100.80
January 2014 - December 2014	Swap	15,000	$65.00
January 2014 - May 2014	Swap	10,083	$100.80
December 2013 - December 2013	Swap	10,042	$100.80
July 2013 - July 2013	Swap	7,132	$100.80
August 2013 - August 2013	Swap	5,980	$100.80
September 2013 - September 2013	Swap	3,897	$100.80
October 2013 - October 2013	Swap	3,259	$100.80
January 2013 - January 2013	Swap	9,042	$88.80
February 2013 - February 2013	Swap	23,522	$88.80
March 2013 - March 2013	Swap	16,792	$88.80
April 2013 - April 2013	Swap	23,812	$88.80
May 2013 - May 2013	Swap	24,012	$88.80
June 2013 - June 2013	Swap	29,752	$88.80
July 2013 - July 2013	Swap	23,143	$88.80
August 2013 - August 2013	Swap	24,915	$88.80
September 2013 - September 2013	Swap	28,688	$88.80
October 2013 - October 2013	Swap	28,006	$88.80
November 2013 - November 2013	Swap	31,605	$88.80
December 2013 - December 2013	Swap	38,743	$88.80
January 2014 - January 2014	Swap	4,723	$88.80
February 2014 - February 2014	Swap	13,313	$88.80
March 2014 - March 2014	Swap	8,413	$88.80
April 2014 - April 2014	Swap	12,473	$88.80
May 2014 - May 2014	Swap	11,793	$88.80
June 2014 - June 2014	Swap	15,546	$88.80
July 2014 - July 2014	Swap	11,845	$88.80
August 2014 - August 2014	Swap	13,165	$88.80
September 2014 - September 2014	Swap	16,235	$88.80
October 2014 - October 2014	Swap	15,605	$88.80
November 2014 - November 2014	Swap	18,525	$88.80
December 2014 - December 2014	Swap	22,526	$88.80
January 2013 - January 2013	Swap	66,000	$87.85
February 2013 - February 2013	Swap	34,000	$87.85
March 2013 - March 2013	Swap	50,000	$87.85
April 2013 - April 2013	Swap	35,000	$87.85
May 2013 - May 2013	Swap	36,000	$87.85
June 2013 - June 2013	Swap	23,000	$87.85
July 2013 - July 2013	Swap	15,000	$87.85
August 2013 - August 2013	Swap	11,000	$87.85
September 2013 - September 2013	Swap	20,000	$87.85
October 2013 - October 2013	Swap	4,000	$87.85
November 2013 - November 2013	Swap	250	$87.85
December 2013 - December 2013	Swap	2,500	$87.85
January 2014 - January 2014	Swap	46,000	$87.85
February 2014 - February 2014	Swap	25,000	$87.85
March 2014 - March 2014	Swap	56,000	$87.85
April 2014 - April 2014	Swap	45,000	$87.85
May 2014 - May 2014	Swap	46,000	$87.85
June 2014 - June 2014	Swap	48,000	$87.85
July 2014 - July 2014	Swap	36,000	$87.85
August 2014 - August 2014	Swap	34,000	$87.85
September 2014 - September 2014	Swap	26,000	$87.85
October 2014 - October 2014	Swap	27,000	$87.85
November 2014 - November 2014	Swap	20,000	$87.85
December 2014 - December 2014	Swap	31,000	$87.85
September 2013 - September 2013	Swap	(17,500)	$89.15

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
January 2013 - June 2013	Swap	200,669	$4.94
July 2013 - July 2013	Swap	148,788	$4.94
August 2013 - August 2013	Swap	139,212	$4.94
January 2014 - June 2014	Swap	129,960	$4.94
December 2013 - December 2013	Swap	119,462	$4.94
September 2013 - September 2013	Swap	116,125	$4.94
January 2013 - December 2013	Swap	104,000	$4.60
October 2013 - October 2013	Swap	91,166	$4.94
January 2014 - February 2014	Swap	82,000	$4.60
November 2013 - November 2013	Swap	64,926	$4.94
January 2013 - December 2013	Swap	47,000	$5.00

Subsequent to December 31, 2012, we entered into the following derivatives:

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
April 2013 - April 2013	Swap	56,381	4.085
May 2013 - May 2013	Swap	54,278	4.085
June 2013 - June 2013	Swap	25,731	4.085
July 2013 - July 2013	Swap	36,765	4.085
August 2013 - August 2013	Swap	34,275	4.085
September 2013 - September 2013	Swap	31,739	4.085
October 2013 - October 2013	Swap	34,551	4.085
November 2013 - November 2013	Swap	28,939	4.085
December 2013 - December 2013	Swap	37,906	4.085
January 2014 - January 2014	Swap	43,347	4.085
February 2014 - February 2014	Swap	32,636	4.085
March 2014 - March 2014	Swap	46,764	4.085
April 2014 - April 2014	Swap	41,253	4.085
May 2014 - May 2014	Swap	40,391	4.085
June 2014 - June 2014	Swap	20,112	4.085
July 2014 - July 2014	Swap	39,283	4.085
August 2014 - August 2014	Swap	34,246	4.085
September 2014 - September 2014	Swap	29,753	4.085
October 2014 - October 2014	Swap	28,635	4.085
November 2014 - November 2014	Swap	27,081	4.085
December 2014 - December 2014	Swap	34,114	4.085
January 2015 - January 2015	Swap	27,838	4.085
February 2015 - February 2015	Swap	24,461	4.085
March 2015 - March 2015	Swap	26,443	4.085
June 2014 - June 2014	Swap	40,391	4.185
July 2014 - July 2014	Swap	20,112	4.185
August 2014 - August 2014	Swap	39,283	4.185
September 2014 - September 2014	Swap	34,246	4.185
October 2014 - October 2014	Swap	29,753	4.185
November 2014 - November 2014	Swap	28,635	4.185
December 2014 - December 2014	Swap	27,081	4.185
January 2015 - January 2015	Swap	34,114	4.185
February 2015 - February 2015	Swap	27,838	4.185
March 2015 - March 2015	Swap	24,461	4.185

For further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements - Note 8 - Derivative Instruments” included in this Form 10-K.

Credit Risk

We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables which totaled $17.8 million at December 31, 2012 and $10.5 million at

December 31, 2011. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries; the receivables totaled $27.2 million at December 31, 2012 and $35.9 million at December 31, 2011.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Revolving Credit Facility, which bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. Based on the $52.0 million outstanding under the Revolving Credit Facility as of December 31, 2012, an increase of 100 basis points in the underlying interest rate would have had a $0.5 million impact on our annual interest expense. However, there is no guarantee that we will not borrow additional amounts under the Revolving Credit Facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We do not believe our variable interest rate exposure warrants entry into interest rate hedges and, therefore, we have not hedged our interest rate exposure. However, to reduce our exposure to changes in interest rates for our borrowings under the Revolving Credit Facility, we may in the future enter into interest rate risk management arrangements for a portion of our outstanding debt to alter our interest rate exposure. See “—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility” for additional information on our Revolving Credit Facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Members of

Black Elk Energy Offshore Operations, LLC:

We have audited the accompanying consolidated balance sheets of Black Elk Energy Offshore Operations, LLC and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, members’ deficit and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Elk Energy Offshore Operations, LLC and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the 2011 consolidated financial statements have been restated to report Class D Cumulative Convertible Participating Preferred Units outside of permanent members’ deficit.

/s/ UHY LLP

Houston, Texas

April 15, 2013

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2012	December 31, 2011
		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,383	$17,260
Accounts receivable, net of allowance for doubtful accounts of $509 at December 31, 2012	49,653	52,299
Due from affiliates	347	163
Prepaid expenses and other	28,381	26,637
Derivative assets	2,408	4,216

TOTAL CURRENT ASSETS	82,172	100,575

OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $191,326 and $114,056 at December 31, 2012 and 2011, respectively	260,012	238,702
OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,717 and $870 at December 31, 2012 and 2011, respectively	1,968	2,245
OTHER ASSETS
Debt issue costs, net	6,972	8,726
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs	215,263	172,153
Other assets	3,729	3,257

TOTAL OTHER ASSETS	246,312	204,484

TOTAL ASSETS	$590,464	$546,006

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,736	$72,309
Asset retirement obligations	41,572	15,238
Current portion of debt and notes payable	3,552	4,154

TOTAL CURRENT LIABILITIES	153,860	91,701

LONG-TERM LIABILITIES
Gas imbalance payable	2,521	1,362
Dividends payable	12,408	4,200
Derivative liabilities	5,091	2,116
Asset retirement obligations, net of current portion	303,933	273,448
Debt, net of current portion, net of unamortized discount of $882 and $1,113 at December 31, 2012 and 2011, respectively	201,118	172,887

TOTAL LONG-TERM LIABILITIES	525,071	454,013

TOTAL LIABILITIES	678,931	545,714
CLASS D CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED UNITS	30,000	30,000
COMMITMENTS AND CONTINGENCIES
MEMBERS’ DEFICIT	(118,467)	(29,708)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$590,464	$546,006

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Oil sales	$210,720	$215,204	$68,654
Natural gas sales	50,470	75,994	34,999
Plant product sales and other revenue	24,707	23,091	8,913
Realized gain on derivative financial instruments	23,364	8,099	9,271
Unrealized (loss) gain on derivative financial instruments	(4,783)	17,556	(12,700)

TOTAL REVENUES	304,478	339,944	109,137
OPERATING EXPENSES:
Lease operating	180,691	158,545	54,627
Production taxes	745	859	640
Workover	17,986	23,385	4,288
Exploration	1,682	1,004	14
Depreciation, depletion and amortization	47,314	47,214	29,795
Impairment	31,033	12,967	6,407
General and administrative	26,486	22,029	14,588
Gain due to involuntary conversion of asset	(3,100)	—	—
Accretion	36,421	27,410	9,175
Loss (gain) on sale of asset	38	(142)	—

TOTAL OPERATING EXPENSES	339,296	293,271	119,534

(LOSS) INCOME FROM OPERATIONS	(34,818)	46,673	(10,397)
OTHER INCOME (EXPENSE):
Interest income	319	373	129
Miscellaneous expense	(3,504)	(6,253)	(757)
Interest expense	(25,965)	(25,752)	(12,872)

TOTAL OTHER EXPENSE	(29,150)	(31,632)	(13,500)

NET (LOSS) INCOME	(63,968)	15,041	(23,897)
PREFERRED UNIT DIVIDENDS	8,208	4,200	—

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNIT HOLDERS	$(72,176)	$10,841	$(23,897)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(in thousands)

		Retained	Total
		Earnings	Members’
	Members’	(Accumulated	Equity
	Capital	Deficit)	(Deficit)
Balance at December 31, 2009	$826	$4,896	$5,722
Distribution	(2,435)	—	(2,435)
Net loss	—	(23,897)	(23,897)

Balance at December 31, 2010	(1,609)	(19,001)	(20,610)
Distribution	(19,939)	—	(19,939)
Dividends	—	(4,200)	(4,200)
Net income	—	15,041	15,041

Balance at December 31, 2011 (restated)	(21,548)	(8,160)	(29,708)
Contribution	110	—	110
Distribution	(16,693)	—	(16,693)
Dividends	—	(8,208)	(8,208)
Net loss	—	(63,968)	(63,968)

Balance at December 31, 2012	$(38,131)	$(80,336)	$(118,467)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(63,968)	$15,041	$(23,897)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	47,314	47,214	29,795
Impairment of oil and gas properties	31,033	12,967	6,407
Accretion of asset retirement obligations	36,421	27,410	9,175
Amortization of debt issue cost	4,777	2,915	834
Accretion of debt discount	232	203	—
Unrealized loss (gain) on derivative instruments	4,783	(17,556)	12,700
Loss (gain) on sale of assets	38	(142)	—
Provision on doubtful accounts	509	—	—
Gain on involuntary conversion of assets	(3,100)	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,238	(26,348)	(15,591)
Due to/from affiliates, net	(185)	413	(413)
Prepaid expenses and other assets	(1,744)	(13,513)	(12,613)
Accounts payable and accrued expenses	36,427	38,199	22,687
Gas imbalance	999	(4,748)	468
Settlement of asset retirement obligations	(32,720)	(8,408)	(1,207)

NET CASH PROVIDED BY OPERATING ACTIVITIES	66,054	73,647	28,345

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(42,238)	(21,169)	(25,397)
Acquisitions of oil and gas properties	(3,455)	(27,398)	19,164
Sale of oil and gas properties	(38)	150	—
Additions to property and equipment	(570)	(1,699)	(868)
Deposits	(312)	(540)	—
Restricted cash	—	—	522
Escrow deposit (payments)	(43,110)	(57,985)	(108,236)

NET CASH USED IN INVESTING ACTIVITIES	(89,723)	(108,641)	(114,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	17,644	18,979	205,198
Payments on long-term debt and notes payable	(18,247)	(16,895)	(94,578)
Borrowings on bank debt	171,500	158,457	—
Payments on bank debt	(143,500)	(134,457)	—
Debt issuance costs	(3,022)	(2,770)	(9,072)
Contributions from members	110	30,000	—
Distributions to members	(16,693)	(19,939)	(2,435)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,792	33,375	99,113

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,877)	(1,619)	12,643
CASH AND CASH EQUIVALENTS—beginning of year	17,260	18,879	6,236

CASH AND CASH EQUIVALENTS—end of year	$1,383	$17,260	$18,879

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$23,603	$22,050	$11,008

NON-CASH INVESTING AND FINANCING ACTIVITIES
Asset retirement obligations	$53,118	$147,442	$62,911

Assumption of gas imbalances	$—	$(1,159)	$2,041

Increase in asset retirement obligation escrow receivable	$—	$20,348	$—

Paid-in-kind dividends on preferred equity and accrued distributions to members	$8,208	$4,200	$—

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

NOTE 2—RISKS AND UNCERTAINTIES

Our liquidity outlook changed during the year ended December 31, 2012 primarily as a result of lower gas prices and lower production as a result of wells that watered out, delays in the capital program, shut-ins due to pipeline repairs and Hurricane Isaac as well as the explosion and fire on our West Delta 32-E platform, which caused downtime and delays in the fields due to the Bureau of Safety and Environmental Enforcement (“BSEE”) requirement for approval after the incident.

While cash flows were lower than previously projected primarily due to lower production, we continued our development operations by supplementing our cash flows from operating activities with funds raised through borrowings in 2012, capital contributions from our members and an asset sale in 2013. We retained financial and technical advisors to provide recommendations on achieving improvements in production, operating expense, cash flows from operations, work over, capital expenditures, business planning and the arrangement of additional funding going forward.

As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $71.7 million at December 31, 2012 and we incurred a net loss of $64.0 million during the year ended December 31, 2012. The combination of restricted credit availability and lower production in the fourth quarter of 2012 led to significant cash reductions in the fourth quarter of 2012 and the first quarter of 2013. To increase liquidity, we stretched accounts payable and aggressively pursued accounts receivable. We have worked closely with our vendors during this time and expect to normalize the age of accounts payables within the second quarter. We continue to optimize our production portfolio and have commenced our drilling program in the fourth quarter of 2012. Currently, we have two rigs under contract and we expect to drill and complete eight operated wells and seven non-operated wells in 2013. To fund the drilling program and operations, we expect to continue to raise additional capital over the next several years. We are currently evaluating new sources of liquidity including, but not limited to, (i) renegotiating our current revolving credit facility, (ii) entering into a new revolving credit facility and (iii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. As of March 26, 2013, we sold four producing fields to Renaissance Offshore, LLC for approximately $52.5 million subject to normal purchase price adjustments. Proceeds from the sale will be used to reduce the amount borrowed under the Credit Facility by $36 million and for general corporate purposes. We will also work with counterparties to release approximately $29.8 million of escrows related to the sold properties of which $10 million will be used to pay down the Credit Facility.

Our primary use of capital has been for the acquisition, development and exploitation of oil and natural gas properties as well as providing collateral to secure our plugging and abandonment (“P&A”) obligations. As we plug and abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. Also, our letters of credit with Capital One are backed entirely by cash. We use letters of credit to back our surety bonds for P&A obligations. We are currently in discussions with surety agencies to replace the 100% cash-backed letters of credit. There can be no assurance as to the availability or terms upon which such equity or debt funding might be available.

At December 31, 2012, we were not in compliance with certain covenants in our Credit Facility. We have obtained waivers for the current ratio covenant, the hedging requirements covenant and the debt leverage ratio covenant for the period ended December 31, 2012. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant has been amended to be no less than 2.25 to 1.00 and the leverage ratio covenant has been amended to not exceed 3.5 to 1.0. The current ratio covenant has been removed in the Limited Waiver and Seventh Amendment to Letter of Credit Facility Agreement (the “Seventh Amendment”) and the Limited Waiver and Ninth Amendment to Credit Agreement (the “Ninth Amendment”) and has been replaced with a payables restriction covenant. Our liquidity projections demonstrate improvement of our financial position and we believe that we will meet our interest coverage ratio covenant, debt leverage ratio covenant and payables restrictions covenant going forward. If we are unable to maintain compliance with our debt covenants or obtain waivers or amendments, then we will be in default under our Credit Facility and all amounts outstanding would be reclassified as current liabilities on our consolidated balance sheet. If we are unable to repay the outstanding debt as it comes due, or if we are not able to effectively manage our working capital, or as necessary, successfully access the debt capital market, such events may have a material adverse effect on our financial position. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amount and classifications of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.

Our capital budget may be adjusted in the future as business conditions warrant and the ultimate amount of capital we expend may fluctuate materially based on market conditions and the success of our drilling program as the year progresses. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. Our planned operations for the remainder of 2013 reflect our expectations for production based on actual production history and new production expected to be brought online, the continuation of commodity prices near current levels and the higher cost of servicing our additional financing and other obligations.

As operator of certain projects that require cash commitments within the next twelve months and beyond, we retain significant control over the development concept and its timing. We consider the control and flexibility afforded by operating our properties under development to be instrumental to our business plan and strategy. To manage our liquidity, we have the ability to delay certain capital commitments, and within certain constraints, we can continue to conserve capital by further delaying or eliminating future capital commitments. While postponing or eliminating capital projects will delay or reduce future cash flows from scheduled new production, this control and flexibility is one method by which we can match, on a temporary basis, our capital commitments to our available capital resources.

Our cash flow projections are highly dependent upon numerous assumptions including the timing and rates of production from our wells, the sales prices we realize for our oil and natural gas, the cost to develop and produce our reserves, our ability to monetize our properties and future production through asset sales and financial derivatives, and a number of other factors, some of which are beyond our control. Our inability to increase near-term production levels and generate sufficient liquidity through the actions noted above could result in our inability to meet our obligations as they come due which would have a material adverse effect on us. In the event we do not achieve the projected production and cash flow increases, we will attempt to fund any short-term liquidity needs through other financing sources; however, there is no assurance that we will be able to do so in the future if required to meet any short-term liquidity needs. We believe we can continue to meet our obligations for at least the next twelve months through a combination of cash flows from operations, capital contributions, asset dispositions and insurance reimbursement proceeds for P&A costs on the High Island 443 A-2 well and for costs to drill the replacement well, High Island 443 A-5, as well as delaying certain facility or drilling projects in the second half of 2013.

Our estimates of proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimation process requires significant assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves are subject to change, and may differ materially from our actual results. A substantial portion of our total proved reserves are undeveloped and recognition of such reserves requires us to expect that capital will be available to fund their development. The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year and we intend to continue to develop these reserves, but there is no assurance we will be successful. Development of these reserves may not yield the expected results, or the development may be delayed or the costs may exceed our estimates, any of which may materially affect our financial position, results of operations, cash flows, the quantity of proved reserves that we report, and our ability to meet the requirements of our financing obligations.

A substantial portion of our current production is concentrated in the Gulf of Mexico, which is characterized by production declines more rapid than those of conventional onshore properties. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and severe weather. Any unanticipated significant disruption to, or decline in, our current production levels or prolonged negative changes in commodity prices or operating cost levels could have a material adverse effect on our financial position, results of operations, cash flows, the quantity of proved reserves that we report, and our ability to meet our commitments as they come due.

Oil and natural gas development and production in the Gulf of Mexico are regulated by the Bureau of Ocean Energy Management (“BOEM”) and BSEE of the Department of the Interior (“DOI”). We cannot predict future changes in laws and regulations governing oil and gas operations in the Gulf of Mexico. New regulations issued since the Deepwater Horizon incident in 2010 have changed the way we conduct our business and increased our costs of developing and commissioning new assets. Should there be additional significant future regulations or additional statutory limitations, they could require further changes in the way we conduct our business, further increase our costs of doing business or ultimately prohibit us from drilling for or producing hydrocarbons in the Gulf of Mexico. Additionally, we cannot influence or predict if or how the governments of other countries in which we operate may modify their regulatory requirements.

As an oil and gas company, our revenue, profitability, cash flows, proved reserves and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and we expect such price volatility to continue. Any extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of oil and gas reserves that we can economically produce, and may restrict our ability to obtain additional financing or to meet the contractual requirements of our debt and other obligations.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications: Certain reclassifications have been made to conform 2010 and 2011 balances to our 2012 presentation. Such reclassifications had no effect on net income or cash flow.

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

We record revenues based on physical deliveries to our customers, which can be different from our net revenue ownership interest in field production. These differences create gas imbalances that we recognize as a receivable (payable) when there are not sufficient reserves to make up the gas imbalance. A gas imbalance receivable (payable) can also be a result of imbalances acquired in conjunction with the acquisition of oil and gas properties. At December 31, 2012 and December 31, 2011, our net gas receivable imbalances were $0.4 million and $1.4 million, respectively.

Allowance for Doubtful Accounts: Trade and other receivables are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each debtor. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. At December 31, 2012, allowance for doubtful accounts totaled $0.5 million. No allowance for doubtful accounts was considered necessary at December 31, 2011.

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

Depreciation, depletion and amortization (“DD&A”) of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are amortized on the basis of proved developed reserves. DD&A expense related to oil and natural gas properties for the years ended December 31, 2012, 2011 and 2010 was $46.5 million, $46.6 million and $29.6 million, respectively. As more fully described below, proved reserves are estimated annually by our independent petroleum engineer, and are subject to future revisions based on availability of additional information. DD&A is calculated each quarter based upon the latest estimated reserves data available. Asset retirement costs are recognized when the asset is placed in service, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Upon sale or retirement of depreciable or depletable property, the book value thereof, less proceeds from sale or salvage value, is charged to operations.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties by field to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the years ended December 31, 2012, 2011 and 2010, we recorded an impairment charge of approximately $31.0 million, $13.0 million and $6.4 million, respectively.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

Other Property and Equipment: Other property and equipment consists principally of furniture, fixtures and equipment and leasehold improvements. Other property and equipment and related accumulated depreciation and amortization are relieved upon retirement or sale and the gain or loss is included in operations. Maintenance and repairs are charged to operations. Renewals and betterments that extend the useful life of property and equipment are capitalized to the appropriate property and equipment accounts. Depreciation of other property and equipment is computed using the straight-line method based on estimated useful lives of the property and equipment. Depreciation expense of other property and equipment for the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.6 million and $0.2 million, respectively.

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

Oil and Natural Gas Reserve Quantities: Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our independent engineering firm prepares a reserve and economic evaluation of all our properties on a well-by-well basis utilizing information provided to it by us and information available from state agencies that collect information reported to it by the operators of our properties. As discussed below, the estimate of our proved reserves as of December 31, 2012 and 2011 have been prepared and presented in accordance with SEC rules and applicable accounting standards. These rules require companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing.

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

Debt Issue Costs: Debt issue costs associated with long-term debt under revolving credit facilities and senior notes are carried at cost, net of amortization using the straight-line method over the term of the applicable long-term debt facility or the term of the notes, which approximates the interest method. Amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $4.8 million, $2.9 million and $0.8 million, respectively.

Future amortization expense is as follows:

Year Ending December 31,	(in thousands)
2013	$3,742
2014	1,766
2015	1,464
2016	—
2017	—

$6,972

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

In May 2006, the state of Texas enacted a margin-based franchise tax law that replaced the existing franchise tax. This tax is commonly referred to as the Texas margin tax and is generally calculated as 1% of gross margin. Corporations, limited partnerships, limited liability companies, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the new tax. The tax is considered an income tax and is determined by applying a tax rate to a base that considers both revenues and expenses. The Texas margin tax became effective for franchise tax reports due on or after January 1, 2008. During the years ended December 31, 2012, 2011 and 2010, the margin tax was immaterial to the consolidated financial statements.

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

NOTE 4—ACQUISITIONS

Merit Energy Corp

On May 31, 2011, we purchased certain properties from Merit Energy Corp. (the “Merit Acquisition”). We acquired interests in various properties across approximately 250,126 gross (127,894 net) acres in the Gulf of Mexico for a purchase price of $39 million (before normal purchase price adjustments) and the assumption of $121.2 million in asset retirement obligations related to P&A obligations associated with acquired properties, subject to customary adjustments for a transaction of that type.

At closing, we were required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an amount equal to $60 million, which is payable in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011.

Prior to closing, we paid the sellers an earnest money deposit of $6 million. The earnest money was applied against the purchase price. We financed the remainder of the purchase price and related expenditures with existing available cash and approximately $35 million in borrowings under our Credit Facility (as defined in Note 10), together with equity financing from our members.

In order to consummate this acquisition, we commenced a Consent Solicitation that was completed on May 31, 2011 (the “Consent Solicitation”) to amend the maximum capital expenditures provision of the indenture (together with amendments and supplements thereto, the “Indenture”) governing our outstanding 13.75% Senior Secured Notes due 2015 (the “Notes”). On May 31, 2011, we acquired the consents to (1) increase the amount of capital expenditures permitted by us on an annual basis, (2) enable us to obtain financial support from our majority equity holder in the amount of a $30 million investment, and (3) obligate us to make an offer to repurchase the Notes semi-annually at an offer price of 103% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest if we meet certain defined financial tests and as permitted by our credit facilities.

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed (after purchase price adjustments), based on their fair values on May 31, 2011:

(in thousands)
Oil and gas properties	$153,404
Gas imbalances—receivable	1,487
Less:
Gas imbalances—payable	314
Asset retirement obligations	121,164

Cash paid	$33,413

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

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed after purchase price adjustments, based on their fair values on February 23, 2011:

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

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed after purchase price adjustments, based on their fair values on September 30, 2010:

Nippon Acquisition

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

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on January 30, 2010:

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

The revenues and earnings of the Nippon Acquisition included in our consolidated statements of operations for the year ended December 31, 2010 are as follows:

	Revenue	Earnings (1)
	(in thousands)	(in thousands)
Nippon	$23,230	$11,467

(1)	Earnings include revenues less lease operating expenses, exploration, marketing and transportation, workover, DD&A, accretion, and general and administrative expenses.

NOTE 5—OIL AND GAS PROPERTIES

The following table reflects capitalized costs related to our oil and gas properties:

	At December 31,
	2012	2011
	(in thousands)
Proved properties	$451,338	$352,758
Accumulated depletion, depreciation, amortization and impairment	(191,326)	(114,056)

Oil and Natural Gas Properties, net	$260,012	$238,702

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Below are the components of accounts payable and accrued expenses:

	At December 31,
	2012	2011
	(in thousands)
Accounts payable—trade	$61,530	$33,341
Accrued operating expenses	42,194	32,383
Interest payable	1,913	1,940
Other payables	3,099	4,645

	$108,736	$72,309

NOTE 7—ASSET RETIREMENT OBLIGATIONS

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

The following table describes the change to our asset retirement obligations:

	At December 31,
	2012	2011
	(in thousands)
Beginning of year	$288,686	$122,242
Revaluation of liability	53,118	147,442
Liabilities settled	(32,720)	(8,408)
Accretion expense	36,421	27,410

End of year	$345,505	$288,686

NOTE 8—DERIVATIVE INSTRUMENTS

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

At December 31, 2012 and 2011, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss)):

As of December 31, 2012
	Crude Oil				Natural Gas				Total
Period	Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
			(in thousands)				(in thousands)		(in thousands)
Swaps:
1/13 - 10/13	27,750	$96.90	$983	$983	104,000	$4.60	$1,114	$1,114	$2,097	$2,097
11/13 - 11/13	26,800	96.90	88	88	104,000	4.60	81	81	169	169
12/13 - 12/13	27,750	96.90	95	95	104,000	4.60	61	61	156	156
1/14 - 2/14	19,000	96.90	136	136	82,000	4.60	80	80	216	216
1/13 - 6/13	15,542	100.80	715	715	200,669	4.94	1,806	1,806	2,521	2,521
7/13 - 7/13	7,132	100.80	47	47	148,788	4.94	194	194	241	241
8/13 - 8/13	5,980	100.80	40	40	139,212	4.94	176	176	216	216
9/13 - 9/13	3,897	100.80	26	26	116,125	4.94	145	145	171	171
10/13 - 10/13	3,259	100.80	22	22	91,166	4.94	110	110	132	132
11/13 - 11/13	—	—	—	—	64,926	4.94	71	71	71	71
12/13 - 12/13	10,042	100.80	70	70	119,462	4.94	107	107	177	177
1/14 - 5/14	10,083	100.80	361	361	129,960	4.94	547	547	908	908
6/14 - 6/14	—	—	—	—	129,960	4.94	111	111	111	111
1/13 - 12/13	19,750	85.90	(1,649)	(1,649)	47,000	5.00	785	785	(864)	(864)
1/14 - 12/14	15,000	65.00	(4,199)	(4,199)	—	—	—	—	(4,199)	(4,199)
1/13 - 1/13	9,042	88.80	(29)	(29)	—	—	—	—	(29)	(29)
2/13 - 2/13	23,522	88.80	(84)	(84)	—	—	—	—	(84)	(84)
3/13 - 3/13	16,792	88.80	(67)	(67)	—	—	—	—	(67)	(67)
4/13 - 4/13	23,812	88.80	(103)	(103)	—	—	—	—	(103)	(103)
5/13 - 5/13	24,012	88.80	(110)	(110)	—	—	—	—	(110)	(110)
6/13 - 6/13	29,752	88.80	(140)	(140)	—	—	—	—	(140)	(140)
7/13 - 7/13	23,143	88.80	(108)	(108)	—	—	—	—	(108)	(108)
8/13 - 8/13	24,915	88.80	(114)	(114)	—	—	—	—	(114)	(114)
9/13 - 9/13	28,688	88.80	(127)	(127)	—	—	—	—	(127)	(127)
10/13 - 10/13	28,006	88.80	(120)	(120)	—	—	—	—	(120)	(120)
11/13 - 11/13	31,605	88.80	(130)	(130)	—	—	—	—	(130)	(130)
12/13 - 12/13	38,743	88.80	(152)	(152)	—	—	—	—	(152)	(152)
1/14 - 1/14	4,723	88.80	(17)	(17)	—	—	—	—	(17)	(17)
2/14 - 2/14	13,313	88.80	(48)	(48)	—	—	—	—	(48)	(48)
3/14 - 3/14	8,413	88.80	(29)	(29)	—	—	—	—	(29)	(29)
4/14 - 4/14	12,473	88.80	(41)	(41)	—	—	—	—	(41)	(41)
5/14 - 5/14	11,793	88.80	(37)	(37)	—	—	—	—	(37)	(37)
6/14 - 6/14	15,546	88.80	(46)	(46)	—	—	—	—	(46)	(46)
7/14 - 7/14	11,845	88.80	(33)	(33)	—	—	—	—	(33)	(33)
8/14 - 8/14	13,165	88.80	(34)	(34)	—	—	—	—	(34)	(34)
9/14 - 9/14	16,235	88.80	(41)	(41)	—	—	—	—	(41)	(41)
10/14 - 10/14	15,605	88.80	(38)	(38)	—	—	—	—	(38)	(38)
11/14 - 11/14	18,525	88.80	(42)	(42)	—	—	—	—	(42)	(42)
12/14 - 12/14	22,526	88.80	(46)	(46)	—	—	—	—	(46)	(46)
1/13 - 1/13	66,000	87.85	(272)	(272)	—	—	—	—	(272)	(272)
2/13 - 2/13	34,000	87.85	(154)	(154)	—	—	—	—	(154)	(154)
3/13 - 3/13	50,000	87.85	(246)	(246)	—	—	—	—	(246)	(246)
4/13 - 4/13	35,000	87.85	(184)	(184)	—	—	—	—	(184)	(184)
5/13 - 5/13	36,000	87.85	(198)	(198)	—	—	—	—	(198)	(198)
6/13 - 6/13	23,000	87.85	(129)	(129)	—	—	—	—	(129)	(129)
7/13 - 7/13	15,000	87.85	(84)	(84)	—	—	—	—	(84)	(84)
8/13 - 8/13	11,000	87.85	(60)	(60)	—	—	—	—	(60)	(60)
9/13 - 9/13	20,000	87.85	(106)	(106)	—	—	—	—	(106)	(106)
10/13 - 10/13	4,000	87.85	(21)	(21)	—	—	—	—	(21)	(21)
11/13 - 11/13	250	87.85	(1)	(1)	—	—	—	—	(1)	(1)
12/13 - 12/13	2,500	87.85	(12)	(12)	—	—	—	—	(12)	(12)
1/14 - 1/14	46,000	87.85	(211)	(211)	—	—	—	—	(211)	(211)
2/14 - 2/14	25,000	87.85	(110)	(110)	—	—	—	—	(110)	(110)
3/14 - 3/14	56,000	87.85	(239)	(239)	—	—	—	—	(239)	(239)
4/14 - 4/14	45,000	87.85	(186)	(186)	—	—	—	—	(186)	(186)
5/14 - 5/14	46,000	87.85	(182)	(182)	—	—	—	—	(182)	(182)
6/14 - 6/14	48,000	87.85	(181)	(181)	—	—	—	—	(181)	(181)
7/14 - 7/14	36,000	87.85	(129)	(129)	—	—	—	—	(129)	(129)
8/14 - 8/14	34,000	87.85	(117)	(117)	—	—	—	—	(117)	(117)
9/14 - 9/14	26,000	87.85	(86)	(86)	—	—	—	—	(86)	(86)
10/14 - 10/14	27,000	87.85	(86)	(86)	—	—	—	—	(86)	(86)
11/14 - 11/14	20,000	87.85	(61)	(61)	—	—	—	—	(61)	(61)
12/14 - 12/14	31,000	87.85	(87)	(87)	—	—	—	—	(87)	(87)
9/13 - 9/13	(17,500)	89.15	72	72	—	—	—	—	72	72

			$(8,071)	$(8,071)			$5,388	$5,388	$(2,683)	$(2,683)

As of December 31, 2011
	Crude Oil				Natural Gas				Total
Period	Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
			(in thousands)				(in thousands)		(in thousands)
Swaps:
1/12 - 10/12	23,000	$96.90	$(481)	$(481)	227,000	$4.60	$3,679	$3,679	$3,198	$3,198
11/12 - 11/12	22,080	96.90	(23)	(23)	—	—	—	—	(23)	(23)
12/12 - 12/12	23,000	96.90	(18)	(18)	—	—	—	—	(18)	(18)
1/13 - 10/13	27,750	96.90	234	234	104,000	4.60	800	800	1,033	1,033
11/13 - 11/13	26,800	96.90	60	60	—	—	—	—	60	60
12/13 - 12/13	27,750	96.90	71	71	—	—	—	—	71	71
1/14 - 2/14	19,000	96.90	115	115	82,000	4.60	30	30	145	145
1/12 - 12/12	17,050	81.22	(3,598)	(3,598)	—	—	—	—	(3,598)	(3,598)
1/12 - 12/12	1,900	81.14	(400)	(400)	112,000	5.00	2,356	2,356	1,956	1,956
1/12 - 7/12	—	—	—	—	5,250	5.89	102	102	102	102
1/12 - 7/12	200	83.50	(22)	(22)	53,000	5.70	961	961	939	939
8/12 - 12/12	—	—	—	—	53,000	5.70	597	597	597	597
1/12 - 12/12	27,500	85.90	(4,232)	(4,232)	26,838	5.89	849	849	(3,383)	(3,383)
1/12 - 5/12	22,125	100.80	174	174	318,958	4.94	2,993	2,993	3,168	3,168
6/12 - 6/12	22,125	100.80	33	33	303,880	4.94	532	532	565	565
7/12 - 7/12	12,048	100.80	21	21	106,638	4.94	180	180	201	201
8/12 - 8/12	8,296	100.80	17	17	90,586	4.94	150	150	166	166
9/12 - 9/12	3,998	100.80	9	9	56,141	4.94	92	92	101	101
10/12- 10/12	1,884	100.80	5	5	41,462	4.94	66	66	71	71
11/12 - 11/12	—	—	—	—	2,951	4.94	4	4	4	4
12/12 - 12/12	15,140	100.80	47	47	106,375	4.94	124	124	171	171
1/13 - 6/13	15,542	100.80	382	382	200,669	4.94	1,279	1,279	1,661	1,661
7/13 - 7/13	7,132	100.80	37	37	148,788	4.94	150	150	186	186
8/13 - 8/13	5,980	100.80	32	32	139,212	4.94	137	137	170	170
9/13 - 9/13	3,897	100.80	22	22	116,125	4.94	114	114	136	136
10/13 - 10/13	3,259	100.80	19	19	91,166	4.94	86	86	105	105
11/13 - 11/13	—	—	—	—	64,926	4.94	54	54	54	54
12/13 - 12/13	10,041	100.80	64	64	119,462	4.94	74	74	137	137
1/14 - 5/14	10,083	100.80	357	357	129,960	4.94	395	395	752	752
6/14 - 6/14	—	—	—	—	129,960	4.94	88	88	88	88
1/13 - 12/13	19,750	85.90	(2,330)	(2,330)	47,000	5.00	585	585	(1,745)	(1,745)
1/14 - 12/14	15,000	65.00	(4,971)	(4,971)	—	—	—	—	(4,971)	(4,971)

			$(14,377)	$(14,377)			$16,477	$16,477	$2,100	$2,100

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2012	Balance Sheet Location	Fair Value at December 31, 2012
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$6,808	Current	$(4,400)
	Non-current	1,235	Non-current	(6,326)

Total derivative instruments		$8,043		$(10,726)

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at December 31, 2011
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$12,990	Current	$(8,774)
	Non-current	5,203	Non-current	(7,319)

Total derivative instruments		$18,193		$(16,093)

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

Derivatives Not Designated as Hedging		Twelve Months Ended December 31,
Instruments under Accounting Guidance	Statements of Operations Location	2012	2011	2010
Commodity Contracts	Realized gain on derivative financial instruments	$23,364	$8,099	$9,271
Commodity Contracts	Unrealized (loss) gain on derivative financial instruments	(4,783)	17,556	(12,700)

Total derivative instruments		$18,581	$25,655	$(3,429)

NOTE 9—FAIR VALUE MEASUREMENTS

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$8,043	$—	$8,043	$—

	$8,043	$—	$8,043	$—

Liabilities
Oil and Natural Gas Derivatives	$(10,726)	$—	$(10,726)	$—

	$(10,726)	$—	$(10,726)	$—

	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$18,193	$—	$18,193	$—

	$18,193	$—	$18,193	$—

Liabilities
Oil and Natural Gas Derivatives	$(16,093)	$—	$(16,093)	$—

	$(16,093)	$—	$(16,093)	$—

At December 31, 2012 and 2011, management estimates that the derivative contracts had a fair value of ($2.7) million and $2.1 million, respectively. We estimated the fair value of derivative instruments using internally-developed models that use as their basis, readily observable market parameters.

The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.

As of December 31, 2012, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at December 31, 2012 was $205.5 million.

Fair Value on a Non-Recurring Basis

As of December 31, 2012, oil and gas properties with a carrying value of $291.0 million were written down to their fair value of $260.0 million, resulting in an impairment charge, which is recognized under “Impairments” in the consolidated statements of operations, of $31.0 million for the year ended December 31, 2012. As of December 31, 2011, oil and gas properties were written down to their fair value of $238.7 million from a carrying value of $251.7 million, a $13.0 million impairment charge. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 10—DEBT AND NOTES PAYABLE

Our debt and notes payable are summarized as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Senior Secured Revolving Credit Facility	$52,000	$24,000
13.75% Senior Secured Notes, net of discount	149,118	148,887
AFCO Credit Corporation-insurance note payable	3,552	—
First Insurance—note payable	—	4,154

Total debt	204,670	177,041
Less: current portion	(3,552)	(4,154)

Total long-term debt	$201,118	$172,887

Senior Secured Revolving Credit Facility

On December 24, 2010 we entered into an aggregate $110 million credit facility (the “Credit Facility”) comprised of a senior secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”) and a $75 million secured letter of credit to be used exclusively for the issuance of letters of credit in support of our future P&A liabilities relating to our oil and natural gas properties (the “Letter of Credit Facility”). The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the borrowing based utilization percentage in effect from time to time.

We have entered into various amendments to the Credit Facility. These amendments have (1) changed our amount available for borrowing under the Revolving Credit Facility from $35 million to $25 million, (2) increased the secured letter of credit from $75 million to $200 million, (3) amended certain provisions governing our swap agreements, (4) updated the fees on the letters of credit to 2% on a go-forward basis, (5) updated the “change in control” definition, (6) amended the definition of debt included in the calculation of the covenants, (7) changed the maturity date from December 24, 2013 to June 22, 2014, (8) received a waiver as of and for the fiscal quarter ending December 31, 2012 for any defaults arising for the noncompliance of the current ratio calculation and the unwinding of certain hedges executed under the BP Swap Agreements, (9) added affirmative covenants to be furnished on a weekly basis including updated cash flow projections, updated accounts payable and accounts receivable schedules, and daily production reports for the week, (10) added an affirmative covenant that we would receive certain specified capital contributions from Platinum Partners Black Elk Opportunities Fund LLC or entities designated by PPBE (the “Platinum Group”) during the first quarter of 2013 and (11) revised the definition of “Event of Default” to include non-compliance with new affirmative covenants.

As of December 31, 2012, letters of credit in the aggregate amount of $137.4 million were outstanding under the Letter of Credit Facility. We had $52.0 million in borrowings under the Revolving Credit Facility of which $18.0 million was available for additional borrowings.

A commitment of 0.5% per annum is computed based on the unused borrowing base and paid quarterly. For the years ended December 31, 2012 and 2011, we recognized $68,357 and $167,054 in commitment fees, respectively, which have been included in “Interest expense” on the consolidated statements of operations. A letter of credit fee is computed based on the same applicable margin used to determine the interest rate to Eurodollar loans times the stated face amount of each letter of credit.

The Credit Facility is secured by mortgages on at least 80% of the total value of our proved oil and gas reserves. The borrowing base is re-determined semi-annually on or around April 1st and October 1st of each year. We and the administrative agent may each elect to cause the borrowing base to be re-determined one time between scheduled semi-annual redetermination periods.

The Credit Facility requires us and our subsidiaries to maintain certain financial covenants. Specifically, we may not permit, in each case as calculated as of the end of each fiscal quarter, our total leverage ratio to be more than 2.5 to 1.0, our interest rate coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our revolving Credit Facility) to be less than 1.0 to 1.0. In addition, we and our subsidiaries are subject to various covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interests, pay dividends, make acquisitions, loans, advances or investments, sell or otherwise transfer assets, enter into transactions with affiliates or change our line of business. As of December 31, 2012, we were not in compliance with our current ratio covenant, our hedging requirement covenant and our leverage ratio covenant. Our current ratio covenant was calculated to be 0.6 to 1.0 which was lower than the required 1.0 to 1.0. Our hedging requirement of our notional volumes exceeded 75% for the month of January 2013 by 5% of the reasonably anticipated total volume of projected production from proved, developed, and producing oil and gas properties. Our leverage ratio covenant was calculated to be 2.54 to 1.0, which was slightly higher than the maximum 2.5 to 1.0. We received a limited waiver relating to such covenants for the fiscal quarter ended December 31, 2012. The waiver will not apply to any future fiscal quarter. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant has been amended to be no less than 2.25 to 1.00 and the leverage ratio covenant has been amended to not exceed 3.5 to 1.0. The current ratio covenant has been removed in the Seventh Amendment and the Ninth Amendment and has been replaced with a payables restriction covenant. We paid $0.3 million to obtain the waiver.

13.75% Senior Secured Notes

On November 23, 2010, we issued $150 million face value of 13.75% Senior Secured Notes discounted at 99.109%. The net proceeds were used to repay all of the outstanding indebtedness under our prior revolving credit facility, to fund Bureau of Ocean Energy Management, Regulation and Enforcement collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually in arrears, on June 1 and December 1 of each year, which commenced on June 1, 2011. The Notes will mature on December 1, 2015, of which all principal then outstanding will be due. As of December 31, 2012 and 2011, the recorded value of the Notes was $149.1 million and $148.9 million, respectively, which includes the unamortized discount of $0.9 million and $1.1 million, respectively. We incurred underwriting and debt issue costs of $7.2 million which have been capitalized and will be amortized over the life of the Notes.

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

The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 (as defined in Note 18) to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Our limitation on capital expenditures was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of $60 million for the fiscal year ending December 31, 2012 and 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. As of December 31, 2012, we were in compliance with our covenants under the Indenture.

AFCO Credit Corporation—Insurance Notes Payable

In 2012, we entered into a note to finance annual insurance premiums related to our oil and natural gas properties for an aggregate $17.6 million. The note bears interest at an annual rate of 1.95% compounded monthly. At December 31, 2012, the total outstanding balance was $3.6 million.

First Insurance—Notes Payable

During 2011, we entered into two notes to finance annual insurance premiums related to our oil and natural gas properties for an aggregate $19.0 million. The notes bear interest at annual rates of 2.06% compounded monthly. During February 2012, we paid off the notes.

The amounts of required principal payments based on our outstanding debt amounts as of December 31, 2012, were as follows:

Year Ending December 31,	(in thousands)
2013	$3,552
2014	52,000
2015	150,000
2016	—
2017	—

205,552
Unamortized discount on 13.75% Senior Secured Notes	(882)

Total debt	$204,670

NOTE 11—DEFINED CONTRIBUTION PLAN

We have a 401(k) Defined Contribution Plan (the “Plan”). Employees become eligible to contribute to the plan and to receive employer contributions the first of the month subsequent to completing one month of service. The Plan allows eligible employees to contribute up to 90% of their annual compensation, not to exceed the maximum amounts permitted by IRS regulations. The defined contribution plan provides that we will make a safe harbor contribution equal to 3% of compensation for the plan year. Employees are 100% vested in contributions that they make to the Plan and any safe harbor contributions. Other contributions made by us fully vest after three years of service. We provided matching contributions to the Plan for the years ended December 31, 2012, 2011 and 2010 of $0.3 million, $0.5 million and $0.3 million, respectively.

NOTE 12—MEMBERS’ DEFICIT

The Member Agreement (the “Agreement”) has two classes of members. Net income (loss) is allocated to the members in accordance with the terms set forth in the Agreement. The Agreement allows for preferred returns to certain members after internal rate of return and return of investment hurdles are met.

On May 31, 2011, Platinum Partners Value Arbitrage Fund L.P., and/or its affiliates (collectively “Platinum”) entered into a contribution agreement with us, whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivables, in exchange for 30 million units of our Class D Preferred Units (the “Class D Units”), having such rights, preferences and privileges as set forth in our Second Amendment and Restated Operating Agreement, as amended. The Class D Units were issued in the name of Platinum’s wholly owned subsidiary, PPVA Black Elk (Equity) LLC.

The Class D Units are non-voting units, have an aggregate liquidation preference of $30 million and accrue dividends payable in kind at a rate per annum of 24%, compounded annually to the extent they are not distributed. As of December 31, 2012 and 2011, we have accrued dividends in the amounts of $12.4 million and $4.2 million, respectively, which are included in “Long-Term Liabilities” on the consolidated balance sheets. The dividends were reclassed to a long-term liability in the second quarter of 2012 as they are expected to be repaid after the Notes mature. At December 31, 2012, Platinum contributed a total of $30.0 million in cash as the financial instruments were converted into cash during the year. During the first quarter of 2013, we exchanged the Class D Units for Class E Units and also received additional contributions from PPVA Black Elk (Equity) LLC (“PPVA (Equity)”) and the Platinum Group. See Note 20.

In accordance with accounting guidance on distinguishing liabilities from equity, we have restated our 2011 consolidated financial statements to report the Class D Cumulative Convertible Participating Preferred Units outside of permanent equity as the redemption feature is conditional, but at the holders’ option. Platinum cannot redeem the units until obligations to bondholders are satisfied. We reflected the necessary adjustments in the fourth quarter of 2012 and calculated the impact on our quarterly reports on Form 10-Q for the quarterly periods ending June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012.

The applicable line items on the Form 10-Q Consolidated Balance Sheets have been restated below for the quarterly periods ending June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, and September 30, 2012 (in thousands):

	At June 30, 2011
	As Previously Reported on 10-Q	Adjustments	As Restated
Class D Cumulative Convertible Participating Preferred Units	$—	$30,000	$30,000
Members’ Equity (Deficit)	5,604	(30,000)	(24,396)

	At September 30, 2011
	As Previously Reported on 10-Q	Adjustments	As Restated
Class D Cumulative Convertible Participating Preferred Units	$—	$30,000	$30,000
Members’ Equity (Deficit)	48,426	(30,000)	18,426

	At December 31, 2011
	As Previously Reported on 10-Q	Adjustments	As Restated
Class D Cumulative Convertible Participating Preferred Units	$—	$30,000	$30,000
Members’ Equity (Deficit)	292	(30,000)	(29,708)

	At March 31, 2012
	As Previously Reported on 10-Q	Adjustments	As Restated
Class D Cumulative Convertible Participating Preferred Units	$—	$30,000	$30,000
Members’ Deficit	(13,276)	(30,000)	(43,276)

	At June 30, 2012
	As Previously Reported on 10-Q	Adjustments	As Restated
Class D Cumulative Convertible Participating Preferred Units	$—	$30,000	$30,000
Members’ Deficit	(709)	(30,000)	(30,709)

	At September 30, 2012
	As Previously Reported on 10-Q	Adjustments	As Restated
Class D Cumulative Convertible Participating Preferred Units	$—	$30,000	$30,000
Members’ Deficit	(39,090)	(30,000)	(69,090)

NOTE 13—GAIN ON INVOLUNTARY CONVERSION

West Delta 32

On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana, in 52 feet of water. Three workers died as a result of the explosion and subsequent fire, and others sustained various degrees of person injuries. We dispatched two oil spill recovery vessels to the scene to evaluate any potential environmental impact and conduct spill recovery efforts. Based on an analysis of the sheen observed after the incident, the spill totaled less than one barrel. Based on preliminary estimates of the tank contents, BSEE requested us to also report a loss amount of 480 barrels. There was no loss of containment from any well connect to the platform. There was no loss of oil after the fire was controlled. The cause of the fire is being investigated by Black Elk and BSEE, in coordination with the U.S. Coast Guard. We have engaged ABS Consulting to assist with our investigation in order to make a cause and origin determination. The cause has not yet been determined. We engaged ES&H Training and Consulting Group to clean the platform to prevent residual oil on the platform from being washed or blown into the Gulf of Mexico. The work was completed on November 30, 2012. At BSEE’s direction, we have also engaged an independent third-party auditor to audit our SEMS program. We have insurance for some potential losses and are pursuing reimbursement for this incident. We have not recorded a receivable for reimbursement under our insurance policy. As of April 2013, four civil lawsuits have been filed as a result of the West Delta 32 Incident. For additional information, please see “Risk Factors” under Item 1A of this Form 10-K and “Legal Proceedings” under Item 3 of this Form 10-K.

High Island 443 A-2

On September 27, 2012, an incident occurred on our High Island 443 A-2 ST well which required the closing of the blind/shear rams to properly shut in and maintain control of the well due to several days of unsuccessful attempts to repair a small hydrocarbon leak on a conductor riser. Additional surface diagnostics found the inner casing strings to be most likely compromised. On October 12, 2012, the Bureau of Safety and Environmental Enforcement (“BSEE”) advised us to plug and abandon the well. We have well control insurance and pursued reimbursement for this incident. Additionally, once the High Island 443 A-2 ST well was plugged, we started operations to sidetrack the High Island 443 A-5 well on the same platform. The costs associated with the High Island 443 A-5 drill are also insurance recoverable.

The claim was approved. We recorded a receivable of $3.1 million for reimbursement, after a deductible of $0.5 million, under our insurance policy at December 31, 2012 and received the funds during the first quarter of 2013.

NOTE 14—RELATED PARTY TRANSACTIONS

We pay for certain operating and general and administrative expenses on behalf of Black Elk Energy, LLC, the parent company of Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. At December 31, 2012 and 2011, we had receivables from Black Elk Energy, LLC in the amount of $23,430 and $22,430, respectively.

We had two notes payable to affiliates of a member, Platinum, which were paid in full in November 2010. Interest expense and prepayment penalties totaling $1.2 million were recorded for the year ended December 31, 2010.

We had a line of credit with a member, Platinum, which was paid in full on November 23, 2010. Interest expense for the period ended December 31, 2010 was $8.1 million.

During 2011, we entered into a contribution agreement with Platinum. See Note 12. We also entered into additional contributions with (“PPVA (Equity)”) and the Platinum Group in 2013. See Note 20.

In October 2010, Freedom Logistics LLC (“Freedom”) was formed by Platinum, our majority equity holder, and Freedom HHC Management, LLC, the members of which are Messrs. John Hoffman (our President and Chief Executive Officer) and David Cantu (a member of our management), for the purpose of holding certain aircraft equipment, including two helicopters. On October 8, 2010, we guaranteed the loan that Freedom used to purchase two helicopters in the aggregate principal amount of $3.2 million. As of December 31, 2011, the balance of the loan was $3.0 million. On August 1, 2012, Freedom entered into a purchase agreement with Gulf State Aviation, whereby Gulf State Aviation purchased certain aircraft equipment from Freedom, including the two helicopters. The proceeds of the sale were applied to the balance of the guaranteed loan when the sale was finalized in December 2012 and there was no remaining balance due on the loan as of December 31, 2012. Before the sale, Freedom provided us with aircraft services, which were prepaid on a monthly basis. As of December 31, 2012, we had a receivable of $0.3 million from Freedom. The receivable was paid on February 26, 2013.

In April 2011, Freedom Well Services (“FWS”) was formed by certain members of our management, Freedom Well Services Employee Incentive, LLC and Platinum, our majority equity holder, to provide well P&A, slick line and electronic line services as well as consulting services around platform decommissioning and removal. Although we did not contribute capital for start-up costs, we funded the purchase of equipment as a prepayment for services rendered with the expectation that the prepayment will be reimbursed as the business continues to grow and generate cash flows. As of December 31, 2012 and 2011, prepayments were $8.7 million and $6.6 million, respectively, to FWS which is included in “Prepaid expenses and other” on our consolidated balance sheet. FWS also leased office space from us until February 2013. The amount due for rent at December 31, 2012 and 2011 was $0.1 million and $38,688, respectively. FWS also provided us well P&A and other services. As of December 31, 2012 and 2011, we owed FWS $0.3 million and $0.1 million, respectively.

For periods ended December 31, 2012, 2011 and 2010, we paid $0.2 million, $1.0 million and $0.5 million, respectively, to Up and Running Solutions, LLC, for IT consulting services. Up and Running Solutions, LLC is owned by the wife of an employee, David Cantu (a member of our management). At December 31, 2011, the outstanding amount due to Up and Running Solutions, LLC was $72,222. There were no amounts due to Up and Running Solutions, LLC at December 31, 2012.

NOTE 15—MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

The following purchasers and operators accounted for 10% or more of our oil and natural gas sales:

	Year Ended December 31,
Customer	2012	2011	2010
Conoco Phillips Company	3%	7%	14%
Shell Trading (US) Company	18%	51%	52%
JP Morgan Ventures Energy Corporation	41%	8%	0%

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

General

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

West Delta 32

On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform. The cause of the West Delta 32 Incident is being investigated by BSEE, in coordination with the U.S. Coast Guard. We are fully cooperating with all government agencies and have engaged ABS Consulting to assist with our investigation. At BSEE’s direction, we have also engaged an independent third-party auditor to audit our SEMS program. We currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the investigations and the audit. As a result of the investigation, it is possible that BSEE could issue Incidents of Non-Compliance and associated penalties, as well as enjoin us from operating part or all of West Delta 32. We intend to vigorously defend the Company in these investigations.

As of April 10, 2013, four civil lawsuits have been filed as a result of the West Delta 32 Incident. On January 8, 2013, five investors in Black Elk Energy, LLC (“BEE”) filed a purported derivative action on behalf of BEE in the 164th Judicial District of Harris County, Texas against our President and CEO, John Hoffman; our majority unit holder, PPVA Black Elk (Equity) LLC; several entities affiliated with PPVA Black Elk (Equity) LLC; and Iron Island Technologies, Inc. The lawsuit originally alleged that the defendants improperly diluted BEE’s percentage ownership in our company and that the defendants’ alleged gross mismanagement harmed BEE by allegedly causing a credit rating downgrade and a prospective buyer to reduce an alleged offer price for our company. The plaintiffs seek an unspecified amount of damages on behalf of BEE in connection with these claims. On February 7, 2013, the plaintiffs amended their petition, adding another BEE unit holder as a named plaintiff and joining as defendants additional parties, including Freedom Well Services, LLC, Freedom Logistics, LLC, Elk Well Services, LLC, Freedom HHC Management LLC, and FWS Employee Incentive LLC. On March 8, 2013, the plaintiffs amended their petition for a second time to delete certain factual allegations regarding dilution of BEE’s interest in our company. Two prior lawsuits alleging many of the same facts have been dismissed. This case is being defended vigorously.

On March 22, 2013, these same investor plaintiffs filed a similar purported derivative action on behalf of BEE in the Supreme Court of New York County in the State of New York. The suit is filed against our company; John Hoffman; our majority unit holder, PPVA Black Elk (Equity) LLC; several entities and individuals affiliated with PPVA Black Elk (Equity) LLC; and Iron Island Technologies, Inc. Like the Harris County lawsuit, the plaintiffs allege that the defendants improperly diluted BEE’s percentage ownership in our company; it is unclear whether plaintiffs are also asserting claims with respect to the West Delta 32 Incident in connection with this separate lawsuit. The plaintiffs seek an unspecified amount of damages individually and on behalf of BEE in connection with these claims. Like the Harris County lawsuit, this case is being defended vigorously.

On January 31, 2013, eight individual plaintiffs sued BEEOO, BEE, and three independent contractors (Wood Group USA, Inc., Compass Engineering and Consultants, LLC, and Enviro-Tech Specialties, Inc.) in the United States District Court for the Southern District of Texas. The plaintiffs seek to recover for injuries they allege to have suffered in connection with the West Delta 32 Incident. The plaintiffs allege that they were employed by Grand Isle Shipyard, Inc., and that they were working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. The plaintiffs seek $100 million in actual damages and $300 million in punitive damages.

On February 27, 2013, the family of decedent Avelino Tajonera sued BEEOO in the United States District Court for the Eastern District of Louisiana. The lawsuit was filed by Mr. Tajonera’s wife individually and on behalf of his estate and Mr. Tajonera’s three children. The plaintiffs allege that Mr. Tajonera was employed by Grand Isle Shipyard, Inc. and was working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. They allege that Mr. Tajonera died several days after the West Delta 32 Incident from injuries he sustained therein. The plaintiffs are seeking an unspecified amount of actual and punitive damages.

On March 25, 2013, the family of decedent Ellroy Corporal sued our company in the United States District Court for the Eastern District of Louisiana. The lawsuit was filed by Mr. Corporal’s wife individually and on behalf of his estate and Mr. Corporal’s two children. The plaintiffs allege that Mr. Corporal was working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. They allege that Mr. Corporal died from complications due to the West Delta 32 Incident. The plaintiffs are seeking an unspecified amount of actual and punitive damages.

For each proceeding, we are currently evaluating the plaintiff’s petitions and determining appropriate courses of response with the aid of legal counsel. These proceedings are at a preliminary stage; accordingly, we currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings. We intend to vigorously defend the Company in these proceedings.

Operating Leases

We lease office space and certain equipment under non-cancellable operating lease agreements that expire on various dates through 2020. The termination date of the agreement is December 31, 2020.

Approximate future minimum lease payments for operating leases at December 31, 2012 were as follows:

Year Ending December 31,	(in thousands)
2013	$30,689
2014	2,284
2015	1,970
2016	1,791
2017	1,512
Thereafter	4,613

$42,859

Rent expense of approximately $1.5 million, $1.0 million and $0.5 million was incurred under operating leases in the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, we entered into two drilling unit contracts. One of the contracts was updated in November 2012 to a term of 270 days in addition to the demobilization being completed while the other contract is for the duration of one well. We commenced drilling operations on one well in December 2012.

Escrow Accounts

Pursuant to the purchase agreement from W&T Offshore, Inc. (“W&T”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired in maximum aggregate amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. We were required to fully fund such obligations by the end of 2012 with respect to the operating properties and by the end of 2016 with respect to non-operating properties. The maximum obligation of $63.8 million may be adjusted downward in certain situations. We may withdraw cash from the W&T Escrow Accounts as reimbursement for performed P&A obligations. However, no cash may be withdrawn if at any point we are in default under our stipulated payment schedules. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of December 31, 2012, we have funded $13.4 million into the non-operating escrow account, leaving $17.8 million to be funded through May 1, 2017.

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

On December 19, 2012, we entered into a Third Amendment to Purchase and Sale Agreement (the “Third Amendment”) with W&T. Pursuant to the Third Amendment, we caused performance bonds (the “ARGO Bonds”) in an aggregate amount of $32.6 million to be issued by Argonaut Insurance Company to W&T to guaranty our performance of certain plugging and abandonment obligations. Upon receipt of the ARGO Bonds, W&T (i) released its rights to any money held in an escrow account established to secure our performance of certain plugging and abandonment obligations with respect to the Operated Properties Escrow Account, (ii) released the security interest and deposit account control agreement formerly securing its rights in the Operated Properties Escrow Account and (iii) authorized the escrow agent to release such funds from the Operated Properties Escrow Account to or at our direction. In addition, we and W&T agreed that until the funding of an escrow account established to our performance of certain plugging and abandonment obligations with respect to certain non-operated properties is complete, we may not obtain reductions of the ARGO Bonds under any circumstances without W&T’s consent.

Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired of $13.1 million to be used for future P&A costs that may be incurred on such properties. As of December 31, 2012, we have funded $8.0 million, leaving $5.1 million to be funded through February 2014.

In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011. As of December 31, 2012, we have funded $38.1 million, leaving $21.9 million to be funded through November 2013.

NOTE 17—UNCERTAIN TAX POSITIONS

As we are considered a flow through entity for U.S. federal tax purposes, our only exposure to uncertain tax positions relates to the Texas margins tax.

We did not have unrecognized tax benefits as of December 31, 2012 and 2011, and do not expect this to change significantly over the next 12 months. In accordance with accounting guidance for income taxes, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2012 and 2011, we have not accrued interest or penalties related to uncertain tax positions.

Our tax years for fiscal years ended December 31, 2012, 2011, and 2010 are subject to examination in the United States and relevant state jurisdictions.

NOTE 18—SUPPLEMENTAL OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED)

The supplementary data presented herein reflects information for all of our oil and natural gas producing activities.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to our oil and natural gas activities for the years ended December 31, 2012, 2011 and 2010:

	Year Ending December 31,
	2012	2011	2010
	(in thousands)
Oil and Gas Activities:
Exploration costs	$1,682	$1,004	$14
Development costs	42,238	21,169	25,397
Acquisition costs	3,455	27,398	(19,164)

Costs incurred	$47,375	$49,571	$6,247

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

Estimated quantities of proved domestic oil and natural gas reserves and changes in quantities of proved developed reserves in barrels (“MBbls”) and cubic feet (“MMcf”) for each of the periods indicated were as follows:

	Crude Oil and NGLs (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at December 31, 2010	10,257	68,598	21,690
Purchases of minerals in place	7,288	63,406	17,856
Extensions and discoveries	3,889	31,790	9,187
Revisions of previous estimates	972	4,787	1,770
Production	(2,283)	(18,188)	(5,314)

Proved reserves at December 31, 2011	20,123	150,393	45,189
Extensions and discoveries	3,761	11,343	5,652
Revisions of previous estimates	(94)	(30,759)	(5,221)
Production	(2,301)	(17,884)	(5,281)

Proved reserves at December 31, 2012	21,489	113,093	40,339

Proved developed reserves at December 31, 2012	12,261	73,001	24,428

Significant items included in the categories of proved developed reserve changes for the years ended December 31, 2012 and 2011 in the above table include the following:

•	The increase in 2011 was a result of the purchase of minerals in the Maritech Acquisition and the Merit Acquisition.

•	The decrease in 2012 was primarily due to revisions of previous estimates as a result of dropped and revised cases as well as pricing adjustments.

Our proved undeveloped reserves at December 31, 2012 were 15.9 MMBoe, consisting of 9.2 MBbls of oil and NGLs and 40.1 Bcf of natural gas. Decreases in proved undeveloped reserves in 2012 were primarily due to the reclassification of several PUDs that had reached the five year period and a lower pricing environment. All proved undeveloped reserves are scheduled to be drilled by 2017 excluding the twelve drills waiting on wellbore availability. Our proved undeveloped reserves at December 31, 2011 were 19.5 MMBoe, consisting of 8.3 MBbls of oil and NGLs and 67.1 Bcf of natural gas. Increases in proved undeveloped reserves were primarily due to continued evaluation of our existing asset base and the Merit Acquisition.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and natural gas reserves required by accounting guidance for disclosures about oil and natural gas producing activities. The future cash flows are based on estimated oil and natural gas reserves utilizing prices and costs in effect as of year-end, discounted at 10% per year and assuming continuation of existing economic conditions.

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

	December 31,
	2012	2011	2010
	(in thousands)
Future cash inflows	$2,552,252	$2,641,791	$1,104,561
Future cost:
Production	695,079	714,076	318,974
Development	496,834	544,523	278,785
Future income taxes	—	—	11,591

Future net cash flows	1,360,339	1,383,192	495,211
10% annual discount for estimated timing of cash flows	302,546	321,784	103,022

Standardized measure of discounted future net cash flows	$1,057,793	$1,061,408	$392,189

Changes in Standardized Measure of Discounted Future Net Cash Flows from Oil and Gas Proved Reserves

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning of year:	$1,061,408	$392,189	$43,186
Purchase of minerals in place	—	612,048	304,368
Extensions and discoveries and improved recovery, net of future production and development cost	202,334	314,920	83,105
Accretion of discount	83,566	34,238	1,903
Net change in sales prices net of production costs	(61,407)	112,923	27,605
Changes in estimated future development costs	6,420	(359,942)	(123,154)
Previously estimated future development costs incurred	39,433	17,198	1,136
Revisions of quantity estimates	(186,902)	60,822	103,940
Sales, net of production costs	(88,837)	(131,500)	(53,011)
Timing differences and other	1,778	8,512	3,111

Net increase (decrease)	(3,615)	669,219	349,003

End of year	$1,057,793	$1,061,408	$392,189

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

NOTE 19—QUARTERLY FINANCIAL DATA (Unaudited)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Total revenues	$76,181	$106,594	$57,125	$64,578
Loss (income) from operations	1,245	28,721	(25,153)	(39,631)
Net (loss) income	(5,654)	21,517	(32,575)	(47,256)
Net (loss) income attributable to common unit holders	(7,454)	19,573	(34,807)	(49,488)
Year ended December 31, 2011
Total revenues	$24,513	$98,849	$141,348	$75,234
Loss (income) from operations	(18,196)	39,888	58,352	(33,371)
Net (loss) income	(24,119)	28,046	51,114	(40,000)
Net (loss) income attributable to common unit holders	(24,119)	27,446	49,314	(41,800)

NOTE 20—SUBSEQUENT EVENTS

Capital Contributions. On January 25, 2013, we entered into a contribution agreement with PPVA Black Elk (Equity) LLC (“PPVA (Equity)”), whereby PPVA (Equity) made a capital contribution of $10 million in exchange for 10 million of our Class E Preferred Units (the “Class E Units”) and 76 Class B Units (the “Class B Units”), having such rights, preferences and privileges as set forth in our Third Amendment to Second Amended and Restated Limited Liability Operating Agreement. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement).

In the first quarter of 2013, we entered into contribution agreements with PPBE or the Platinum Group pursuant to which we have issued, or expect to issue 40 million additional Class E Units and 3 million additional Class B Units to the Platinum Group for an aggregate offering price of $40.0 million. As of April 10, 2013, we have issued an aggregate $50.0 million of Class E Units and 3.8 million Class B Units. On March 31, 2013, we issued an additional 2,522,693.340 Class E Units as paid-in-kind dividends to the holders of Class E Units on such date.

Issuance of Units. On February 12, 2013, we entered into an agreement with Platinum under which we agreed to issue Class B Units to Platinum in exchange for financial consulting services, including (1) analysis and assessment of our business and financial condition and compliance with financial covenants in our Credit Facility, (2) discussion with us and senior bank lenders regarding capital contributions and divestitures of non-core assets, and (3) coordination with our attorneys, accountants, and other professionals. On February 12, 2013, we issued 1,131,458.5 Class B Units to PPVA Black Elk (Equity) LLC, an affiliate of Platinum, pursuant to such agreement.

Stock Split. On February 12, 2013, we entered into the Fourth Amendment to the Second Amended and Restated Limited Liability Operating Agreement of the Company (the “Fourth Amendment”). The Fourth Amendment amended the Company’s operating agreement to effectuate a 10,000 to 1 unit split for each of the Class A Units, Class B Units and Class C Units.

Sale of Properties. On March 26, 2013, we completed the sale of four fields to Renaissance Offshore, LLC for approximately $52.5 million subject to normal purchase price adjustments. Funds will be used to reduce the amount borrowed under the Credit Facility and general corporate purposes. We will also work with counterparties to release approximately $29.8 million of escrows related to the sold properties.

Letter of Credit Facility Amendment and Credit Facility Amendments. In connection with the sale of the four fields to Renaissance Offshore, LLC that closed on March 26, 2013, we entered into the Eighth Amendment to our Credit Facility which (1) lowered our borrowing base to $25 million from $61 million upon the sale of the four fields, (2) will further reduce the borrowing base to $15 million after the bonds posted with the Bureau of Ocean Management, Regulation and Enforcement related to the sold properties are released or terminated, (3) increased the applicable margin with respect to each ABR loan or Eurodollar loan outstanding by 1% if the credit exposure is greater than $15 million, (4) scheduled the borrowing base redetermination date to May 31, 2013 and (5) restricted returns of capital to our stockholders or distributions of our property to our equity interest holders.

In April 2013, we also entered into the Seventh Amendment and the Ninth Amendment to obtain waivers related to (1) the leverage ratio for the quarter ended December 31, 2012, (2) the over hedged oil position for the calendar month of January 2013 at December 31, 2012, (3) the hedge requirement only to the extent that it relates to existing oil hedges but that such noncompliance was a result of the sale of the four fields to Renaissance Offshore, LLC, provided that we will be in compliance with the covenant when the borrowing base is re-determined in May 2013 and (4) the delay in the capital contributions, which were all received by April 9, 2013. The Seventh Amendment and the Ninth Amendment removed the current ratio covenant and replaced it with a payables restriction covenant, which does not allow accounts payable greater than 90 days old to exceed $6.0 million in the aggregate, excluding certain vendors. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant has been amended to be no less than 2.25 to 1.00 and the leverage ratio covenant has been amended to not exceed 3.5 to 1.0. We paid $0.3 million to obtain the waiver.

Operating Agreement Amendment. In April 2013, we entered into the Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC (the “Fifth Amendment”) to (1) revise and confirm the order and manner of distributions to our members and (2) permit the issuance of Class E Units in an aggregate amount not to exceed $95.0 million and the issuance of Class B Units in connection with such Class E Units in an aggregate amount not to exceed 3,800,000 units before giving effect to any capitalized Class E preferred return, for cash or property capital contributions.

New Swap Transactions. On March 20, 2013, we entered into the following swap transactions:

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
April 2013 - April 2013	Swap	56,381	4.085
May 2013 - May 2013	Swap	54,278	4.085
June 2013 - June 2013	Swap	25,731	4.085
July 2013 - July 2013	Swap	36,765	4.085
August 2013 - August 2013	Swap	34,275	4.085
September 2013 - September 2013	Swap	31,739	4.085
October 2013 - October 2013	Swap	34,551	4.085
November 2013 - November 2013	Swap	28,939	4.085
December 2013 - December 2013	Swap	37,906	4.085
January 2014 - January 2014	Swap	43,347	4.085
February 2014 - February 2014	Swap	32,636	4.085
March 2014 - March 2014	Swap	46,764	4.085
April 2014 - April 2014	Swap	41,253	4.085
May 2014 - May 2014	Swap	40,391	4.085
June 2014 - June 2014	Swap	20,112	4.085
July 2014 - July 2014	Swap	39,283	4.085
August 2014 - August 2014	Swap	34,246	4.085
September 2014 - September 2014	Swap	29,753	4.085
October 2014 - October 2014	Swap	28,635	4.085
November 2014 - November 2014	Swap	27,081	4.085
December 2014 - December 2014	Swap	34,114	4.085
January 2015 - January 2015	Swap	27,838	4.085
February 2015 - February 2015	Swap	24,461	4.085
March 2015 - March 2015	Swap	26,443	4.085
June 2014 - June 2014	Swap	40,391	4.185
July 2014 - July 2014	Swap	20,112	4.185
August 2014 - August 2014	Swap	39,283	4.185
September 2014 - September 2014	Swap	34,246	4.185
October 2014 - October 2014	Swap	29,753	4.185
November 2014 - November 2014	Swap	28,635	4.185
December 2014 - December 2014	Swap	27,081	4.185
January 2015 - January 2015	Swap	34,114	4.185
February 2015 - February 2015	Swap	27,838	4.185
March 2015 - March 2015	Swap	24,461	4.185

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 15d-15(b) under the Exchange Act, management annually reviews our accounting policies and practices, and as a result of such review, in February 2013, identified it had an error in its accounting for non-routine and non-systematic transactions. As a result of this material weakness (as further discussed below), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2012 were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Notwithstanding the material weakness further discussed below, our Chief Executive Officer and Interim Chief Financial Officer believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined by Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Interim Chief Financial Officer in order to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of the changes within the organization and internal reporting.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our internal controls over financial reporting pursuant to Rule 13a-15(c) under the Securities Exchange Act as of the end of the period covered by this Form 10-K. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with such evaluation, our management identified a material weakness in our control environment based on the criteria established in Internal Control-Integrated Framework issued by the COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

The material weakness identified was our lack of a sufficient control over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. As of December 31, 2012, management has concluded that our control over the selection and application of our accounting policies related to non-routine and non-systematic transactions were ineffective to ensure that such transactions were recorded in accordance with U.S. generally accepted accounting principles. Specifically, the updated asset portion of the revised estimate of our asset retirement obligations were not included in the impairment computation of Net Book Value. This control deficiency resulted in us recording certain adjustments prior to the issuance of our consolidated financial statements included in this Form 10-K. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Controls over Financial Reporting

As a result of the material weakness identified, management has implemented and will continue to implement changes to our internal controls that are both organizational and process-focused in an effort to improve the control environment, including as it relates to our application of accounting principles regarding non-routine and non-systematic transactions. The changes to our control environment through the date of this Form 10-K include, among others:

•	Retirement of our former Vice President, Chief Financial Officer and Member in September 2012;

•	Appointment of our Interim Chief Financial Officer in January 2013;

•	Engagement in search for permanent Chief Financial Officer in 2013;

•	Appointment of our General Counsel in January 2013;

•	Retirement of our former Vice President, Facilities in March 2013; and

•	Changes in certain process owners due to turnover and reduction in force.

Process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions. We will continue our efforts to improve our control environment and to focus on improving our processes and systems to help ensure that our financial reporting, operational and business requirements are met in a timely manner going forward.

Item 9B. Other Information.

Letter of Credit Facility Amendment and Credit Facility Amendment

On April 10, 2013, we entered into the Limited Waiver and Seventh Amendment to Letter of Credit Facility (the “Seventh Amendment”) and the Limited Waiver and Ninth Amendment to our Credit Facility (the “Ninth Amendment”) by and among Black Elk Energy Offshore Operations, LLC, as the Borrower, the Guarantors party thereto, the Lenders and Capital One, N.A. as Administrative Agent. Pursuant to the Seventh Amendment and the Ninth Amendment, the lenders under the Letter of Credit Facility and the Credit Facility granted us waivers relating to (1) the leverage ratio for the quarter ended December 31, 2012, (2) the over hedged oil position for the calendar month of January 2013 at December 31, 2012, (3) the hedge requirement only to the extent that it relates to existing oil hedges but that such noncompliance was a result of the sale of the four fields to Renaissance Offshore, LLC, provided that we will be in compliance with the covenant when the borrowing base is re-determined in May 2013 and (4) the delay in the capital contributions, which were all received by April 9, 2013. In addition, the Seventh Amendment and the Ninth Amendment removed the current ratio covenant and replaced it with a payables restriction covenant, which does not allow accounts payable greater than 90 days old to exceed $6.0 million in the aggregate, excluding certain vendors. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant has been amended to be no less than 2.25 to 1.00 and the leverage ratio covenant has been amended to not exceed 3.5 to 1.0.

The foregoing description of the Seventh Amendment and the Ninth Amendment are qualified in their entirety by the full text of such agreements, copies of which are attached to this Form 10-K as Exhibit 4.39 and Exhibit 4.40 and are incorporated by reference herein.

Operating Agreement Amendment

On April 9, 2013, we entered into the Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC (the “Fifth Amendment”).

The Fifth Amendment amended our operating agreement to, among other things, (1) revise and confirm the order and manner of distributions to our members and (2) permit the issuance of Class E Units in an aggregate amount not to exceed $95.0 million and the issuance of Class B Units in connection with such Class E Units in an aggregate amount not to exceed 3,800,000 units before giving effect to any capitalized Class E preferred return, for cash or property capital contributions.

The foregoing description of the Fifth Amendment is qualified in its entirety by the full text of such agreement, a copy of which is attached to this Form 10-K as Exhibit 3.10 and is incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and offices of our directors, executive officers and other key employees. There were no family relationships among any of our managers or executive officers. Pursuant to the terms of our Second Amended and Restated Operating Agreement, the members of our Board of Managers are appointed by the holders of our Class B Units and our executive officers are appointed by, and serve at the pleasure of, our Board of Managers.

Name	Age	Title
John Hoffman	54	President, Chief Executive Officer and Manager
Gary Barton	50	Interim Chief Financial Officer
Arthur Garza	46	Chief Technical Officer
Tad LeBlanc	54	Vice President, Health, Safety, Environment and Compliance
Michelle Simmons	50	Chief Accounting Officer
Daniel Small	43	Manager

Set forth below is the description of the backgrounds of our managers, executive officers and other key employees.

John Hoffman. As one of our founders, John Hoffman has served as our President and Chief Executive Officer since our inception in January 2008. He has also served as a member of our Board of Managers since that time pursuant to the terms of our Second Amended and Restated Operating Agreement. Mr. Hoffman is a Registered Professional Engineer with 30 years of industry experience. Mr. Hoffman has extensive experience in field development and operations, onshore and offshore. Prior to starting and building our Company, Mr. Hoffman held various leadership positions at Amoco Corporation, a global chemical and oil company (“Amoco”), from 1981 to 1996, including from 1991 to 1996 at Gulf of Suez Petroleum, a joint venture owned in equal shares by BP and The Egyptian General Petroleum Company, BP America Inc., a leading producer of oil and natural gas in the United States, from 1996 to 2006 and Stone Energy Corporation, an independent oil and gas company, from 2006-2007. His new field development experience spans internationally in the Egyptian Western Desert and Gulf of Suez. In the United States, his developments include major projects in deepwater Gulf of Mexico as well as on the OCS margins. Mr. Hoffman has extensive exploitation experience and knowledge with a unique demonstrated track record of increasing reserves and production while lowering costs. Mr. Hoffman has numerous publications in journals for his work on sand control, subsea wells and innovative coiled tubing pipelines. During his time with Gulf Suez Petroleum, Mr. Hoffman was awarded the Chairman’s Award for Operational Excellence. Mr. Hoffman received this prestigious Chairman’s Award once more during his tenure with Amoco while working the Amoco Deepwater Strategy. Further distinguishing his superior business skills, Mr. Hoffman was honored as a winner of Ernst & Young Entrepreneur of the Year Gulf Coast Area Award in 2011.

Gary Barton. Gary Barton serves as our Interim Chief Financial Officer, a position he has held since January 2013. Mr. Barton also currently serves as a Senior Director with Alvarez & Marsal North America, LLC (“A&M”) in Houston, Texas, a position he has held since April 2008. A&M is a global professional services firm specializing in turnaround and interim management, performance improvement and business advisory services. Mr. Barton has more than 20 years of advisory and interim management experience. His primary areas of expertise are financial and business management and improvement, which will be the focus of his efforts at our company. Mr. Barton has extensive oil and gas experience, having advised and assumed other interim management positions with various energy industry companies. Prior to joining Alvarez & Marsal, Mr. Barton was a Senior Managing Director at FTI Consulting, Inc. from August 2002 to March 2008 and held various positions at PricewaterhouseCoopers LLP, including Partner, from 1990 to 2002. Mr. Barton received his Master in Business Administration and Bachelor of Science from Texas A&M University.

Arthur Garza. Arthur Garza serves as our Chief Technical Officer, a position he has held since October 2009. Mr. Garza has over 23 years of industry experience focused on exploitation of mature oil and gas fields. Prior to joining us, Mr. Garza held leadership positions at Hilcorp Energy Company, a privately-held exploration and production company, from July 2004 to September 2009 as GOM/Terrebonne Bay Senior Reservoir Engineer & Rockies Asset Team Manager. Mr. Garza’s extensive Gulf of Mexico experience while at Devon Energy Corporation, an independent natural gas and oil exploration and production company, from June 2002 to June 2004, Texaco Inc. from June 1994 to October 2001 and Mobil Oil Corporation from May 1992 to May 1994, span inland Louisiana, through shelf/flextrend (Green Canyon) and deepwater (Shasta, Nansen/Boomvang, Zia, Merganser). Mr. Garza’s career at Texaco included executive rotations through Strategic Planning, Power & Gasification and Project Finance. Mr. Garza participated in Texaco Reservoir Management Training Program and was a Qualified Reserves Estimator. Mr. Garza also has extensive waterflood and polymer flood experience. Mr. Garza holds a B.S./M.E. Petroleum Engineering from Texas A&M University and M.B.A. from University of Oklahoma.

Tad LeBlanc. Tad LeBlanc serves as Vice President of Health, Safety, Environmental & Compliance (HSE&C), a position he has held since August 2010. With over 25 years of oilfield related experience, Mr. LeBlanc has held various management positions in Production Operations and Maintenance and HSE&C throughout his career. Mr. LeBlanc is a Certified Occupational Safety Specialist. From 1993 through 2009, Mr. LeBlanc served as Vice President of Health Safety Environmental and Compliance for Baker Energy and continued on as a consultant through 2010. While in that role, Baker Energy received two National SAFE awards and eight District SAFE Awards from the Mineral Management Service. Mr. LeBlanc was also recognized with a Corporate Leadership Award (CORLA) by the Minerals Management Service in 2006. Also at Baker Energy, Mr. LeBlanc structured and managed the company’s first OPCO project for Mobil Oil’s Main Pass 72 Field. The scope of this project consisted of a total operations package encompassing marine/air transportation, materials procurement, and maintenance of all 25,000 Horsepower rotating equipment. In the first year of this project, a 30% reduction in operating costs was realized for the client. Mr. LeBlanc also managed the Power Plant Operations for Nantucket Electric while the underwater cable was being installed. While in that role, his team developed and implemented a preventive/predictive maintenance program for the diesel powered generation equipment resulting in a significant reduction in operating maintenance costs. Prior to Baker Energy, Mr. LeBlanc was Operations Coordinator for Freeport McMoran in New Orleans, LA. Mr. LeBlanc attended Nichols State University and graduated with degrees in Petroleum Safety and Petroleum Technology. Mr. LeBlanc also received a Technology Degree in Industrial Engines at Sowela Technical Institute.

Michelle Simmons. Michelle Simmons joined Black Elk in September 2010 and serves as Chief Accounting Officer. Ms. Simmons has over twenty-five years of accounting, budgeting and planning experience in the energy industry, with the majority of experience in exploration and production. She began her career with Union Texas Petroleum Holdings, Inc. where she held positions in the accounting, financial reporting and budgeting & planning areas. She progressed her career to various accounting leadership roles at Apache Corporation and CMS Oil and Gas Company. More recently, she served as the Corporate Controller at Frank’s International, Inc. from May 2004 through July 2006. Ms. Simmons joined Montierra Minerals & Production, LP (“Montierra”) in July 2006 as Controller. In March 2007, Eagle Rock Energy Partners, LLC acquired assets from Montierra and Ms. Simmons joined Eagle Rock Energy Partners and served as Vice President-Upstream Controller. Ms. Simmons is a member of the Board of Directors of Literacy Advance of Houston. She has a Bachelor of Science in Accounting from Florida State University.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

Our executive compensation program is overseen by our Chief Executive Officer, Chief Financial Officer, and Human Resource Manager (the “Committee”). The Committee has the ultimate responsibility for making decisions relating to the compensation of our named executive officers. Our Chief Executive Officer reviews compensation for all of our named executive officers and makes compensation recommendations to the other members of the Committee. The Committee then evaluates the initial recommendations and conducts a separate review and evaluation of the named executive officers’ compensation. Finally, the Committee makes a final determination with respect to compensation for all named executive officers based on several factors, including individual performance, performance of the business and, to the extent available, general information related to compensation of executive officers at other private companies. As a general matter, members of the Committee do not set their own compensation. Rather, the compensation for each named executive officer on the Committee is reviewed and set by the other two members of the Committee. The Committee generally approves any changes to base salary levels, bonus opportunities and other annual compensation components on May 1, 2012. The Company did not utilize a compensation consultant in 2012.

The named executive officers for our fiscal year ending December 31, 2012, and who are described in this Compensation Discussion and Analysis section, are:

•	John Hoffman—President and Chief Executive Officer

•	James Hagemeier—Former Chief Financial Officer

•	Michelle Simmons—Chief Accounting Officer and Acting Principal Financial Officer from October 31, 2012 through the end of the 2012 fiscal year

•	Arthur Garza—Chief Technical Officer

•	Doug Fehr—Former Vice President, Facilities

•	Tad LeBlanc—Vice President, Health Safety Environmental & Compliance

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

We provide our named executive officers with the opportunity to earn cash bonus awards to reward the executives’ contribution to our success, growth, and the achievement of strategic goals. We provide our named executive officers with a portion of the distributions paid to our investors through our profit sharing arrangements. We believe that by rewarding our named executive officers for the achievement of shorter-term goals through our cash bonus awards and by allowing them to receive a portion of the distributions paid to our investors, we are attracting talented executives to join us and stay with us, while also aligning their interests with those of our investors.

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

Base Salary

Each named executive officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries for our named executive officers have historically been the product of negotiations with each individual as to what level of salary is necessary to retain the executive’s services. During these negotiations, the Committee typically considers the individual’s position, experience, past performance, and responsibilities. The Committee reviews the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review, the Committee considers general individual and company performance over the course of that year.

We believe each named executive officer’s base salary component of compensation is set at a level that furthers the objectives of our compensation program by providing base pay that is competitive with amounts paid by companies with which we compete for executive talent. The determination as to the ultimate amount, competitiveness, and reasonableness of a named executive officer’s salary is made by the Committee based on the members’ extensive experience in the energy industry, and the Committee’s determination is subject to approval by our Board of Managers with respect to any increase in base salary. The base salary paid to each named executive officer for the 2012 fiscal year is reported in the succeeding Summary Compensation Table. In 2012, John Hoffman did not receive a salary increase. All other officers received a salary increase as reported in the table below:

Name and Principal Position	Year	Annual Salary January - April 2012	Annual Salary May - December 2012	2012 Salary Adjustment
John Hoffman, CEO	2012	$300,000	$300,000	$—
James Hagemeier, Former CFO	2012	$250,000	$250,000	$—
Arthur Garza, CTO	2012	$250,000	$287,500	$37,500
Doug Fehr, Former VPF	2012	$250,000	$287,500	$37,500
Tad LeBlanc, VP HSE&C	2012	$210,000	$235,000	$25,000
Michelle Simmons, CAO & acting PFO	2012	$200,000	$230,000	$30,000

Bonuses

All bonuses provided by us to our named executive officers are paid in cash in amounts and at times determined at the discretion of the Committee. We do not set or communicate predetermined goals or metrics for the payment of our bonuses to our employees. Bonuses can be paid based on any considerations the Committee deems appropriate, including our growth and success, which may be measured at any point during the year through a number of metrics, including but not limited to, production levels, reserve growth, the achievement of strategic business goals, and financial metrics such as EBITDA. After considering these and other factors, the Committee determines when our performance and the performance of our employees warrants the payment of a cash bonus. Once the Committee determines that a bonus should be paid, it sets a “bonus pool amount,” the total amount of all bonuses that will be paid to employees. The bonus pool amount is determined in the discretion of the Committee after considering the magnitude of the accomplishment for which the bonus is to be paid as well as our budget. The Committee members determine the amount of each individual award after considering the level of contribution made by each employee to the accomplishment of the particular achievement and the reasonableness of each employee’s total compensation for the year, as determined in the Committee’s discretion based on the Committee members’ experience in the industry. Although all bonuses are discretionary and we have no obligation to pay any amount of bonus to any named executive officer, the Committee does take into consideration each named executive officer’s target bonus, to the extent such a target was included in the executive’s offer letter. Currently, Mr. Garza is the only named executive officer whose offer letter or employment agreement includes a target bonus. Mr. Garza’s target bonus is 25% of his annual salary. Bonuses are prorated based on length of employment during the period for which the bonus was earned, to the extent applicable.

We believe our bonus program, and in particular its flexibility, helps us to achieve the objectives of our compensation program by rewarding our named executive officers for their level of contribution to our most important achievements, thus aligning their interests with those of our investors. Further, when determining the amounts of the bonus awards to each named executive officer, the Committee considers the competitiveness of the individual bonus payments as well as the competitiveness of the overall annual pay for each named executive officer, as compared to the amounts paid to executives at the companies with which we compete for executive talent. These considerations ensure that our named executive officers’ bonus compensation is both reasonable and competitive, based on the Committee members’ experience in the industry.

No bonuses were awarded to any of our employees in 2012.

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

No awards were made under the Incentive Plan in 2012.

Severance and Change in Control Benefits

Messrs. Hoffman and Garza have (and Mr. Hagemeier had) employment agreements with us that contain severance provisions. Upon termination of Messrs. Hoffman or Garza’s employment (i) by the executive due to a material breach of the employment agreement by us, uncorrected for 30 days following written notice, (ii) by the executive upon a change in control, or (iii) by us without cause, then the executive will be entitled to receive a lump-sum severance payment in an amount equal to one year’s annual base salary of the executive, plus continuation of certain employee benefits for one year.

We believe that severance protection provisions create important retention tools, as post-termination payments would allow Messrs. Hoffman and Hagemeier to leave our employment with value primarily in the event of certain terminations of employment that were beyond their control. Post-termination payments allow our senior executive management to focus their attention and energy on making objective business decisions that are in our best interest without allowing personal considerations to cloud the decision-making process. Executive officers at other companies in our industry, and the general market against which we compete for executive talent, commonly have post-termination payments and we have consistently provided this benefit to certain of our executive officers in order to remain competitive in attracting and retaining skilled professionals in our industry. For more information please see the section entitled “Potential Payments Upon a Termination or Change in Control” below.

Other Benefits

We pay 100% of the insurance premiums for all of our employees, including their spouses and dependents, for health, dental, vision, life, and accidental death and dismemberment insurance. We also pay 100% of health club memberships for employees. We provide Mr. Hoffman with enhanced life and disability insurance, provide Mr. Fehr with enhanced disability insurance, and provide Messrs. Hoffman and Hagemeier (during his employment with us) with kidnap and ransom insurance; otherwise, the insurance benefits provided to our named executive officers are the same as those provided to our employees generally. In addition, in 2012 we paid for the provision of tax preparation services for Messrs. Hoffman and Hagemeier.

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

Retirement of James F. Hagemeier

As of October 31, 2012, Mr. Hagemeier was no longer our employee or a board member or manager of us or any of our affiliates. In connection with Mr. Hagemeier’s departure, on November 7, 2012, we entered into a Settlement and Release of All Claims (the “Hagemeier Release Agreement”) with Mr. Hagemeier, where he generally released us and our affiliates from liability with respect to any claims he may have had against us.

The non-competition and non-solicitation provisions and covenants of Mr. Hagemeier’s employment agreement, dated as of July 13, 2012, between James F. Hagemeier and us, remain in full force and effect.

For additional information regarding the Hagemeier Release Agreement and any payments made to him upon his retirement please see the section below entitled “Potential Payments Upon Termination or a Change in Control”. For additional information regarding the employment agreement between Mr. Hagemeier and us please see the section entitled “Employment Agreements” in the Narrative Description to the Summary Compensation Table.

Actions taken after the 2012 Fiscal Year

Appointment of Interim Chief Financial Officer

On January 25, 2013, we appointed Gary Barton as our interim Chief Financial Officer. We will continue our efforts to retain a Chief Financial Officer. Mr. Barton’s appointment is in connection with our engagement of Alvarez & Marsal North America, LLC (“A&M”) in accordance with an engagement letter, dated January 25, 2013, by and between us and A&M (the “January 2013 Engagement Letter”). A&M is a global professional services firm specializing in turnaround and interim management, performance improvement and business advisory services. During Mr. Barton’s service with us, in accordance with the January 2013 Engagement

Letter, Mr. Barton will continue to be employed by A&M and will not receive any compensation directly from us or participate in any of our employee benefit plans. We will instead pay A&M for Mr. Barton’s services and any additional personnel provided by A&M. A&M will receive $100,000 per month as compensation for Mr. Barton’s services. Additionally, we will reimburse A&M for reasonable out-of-pocket expenses of Mr. Barton and any other A&M employees.

Either party may terminate the January 2013 Engagement Letter with immediate effect. A&M and Mr. Barton are subject to confidentiality and non-solicitation obligations both during, and after, the term of the January 2013 Engagement Letter. We are subject to indemnification obligations and must provide indemnification insurance to the same extent we provide indemnification and insurance to our officers and managers. In addition, we have agreed to indemnify A&M for liabilities arising from the performance of duties pursuant to the January 2013 Engagement Letter. Such indemnification obligations exist during, and after, the term of the 2013 Engagement Letter and are in addition to any other indemnification obligations we are subject to under the 2013 Engagement Letter.

Retirement of Doug Fehr

On February 13, 2013, Mr. Fehr announced his retirement from employment with us, effective March 1, 2013. The terms of Mr. Fehr’s offer letter do not include a severance payment. However, Mr. Fehr entered into a Separation Agreement and General Release (“Fehr Agreement”) with us that provides him with (i) continued payment of base salary for a period of six months following his retirement and (ii) retention of his ownership interests in Black Elk Employee Incentive, LLC following his retirement. In exchange for these benefits, the Fehr Agreement contains a general release of claims by Mr. Fehr and covenants by Mr. Fehr with respect to confidentiality and non-disparagement.

Summary Compensation Table

The table below sets forth the annual compensation earned during the 2012 Fiscal Year by our “named executive officers,” as of December 31, 2012:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
John Hoffman, CEO	2012	300,000	—	1,555,510	66,705	1,922,215
	2011	300,000	270,000	1,722,232	82,327	2,374,559
James Hagemeier, Former CFO	2012	208,493	—	813,999	295,169	1,317,661
	2011	250,000	150,000	911,431	32,060	1,343,491
Arthur Garza, CTO	2012	275,000	—	245,430	12,656	533,086
	2011	250,000	120,000	272,959	24,469	667,428
Doug Fehr, Former VPF	2012	275,000	—	172,925	23,123	471,048
	2011	250,000	63,000	200,938	37,060	550,998
Tad LeBlanc, VP HSE&C	2012	226,800	—	—	30,398	257,198
Michelle Simmons, CAO & acting PFO	2012	220,000	—	47,605	17,705	285,310

(1)	The amounts in this column reflect the base salary actually paid to each named executive officer during the fiscal year.
(2)	The amounts in this column reflect the total amount of bonus compensation received by each named executive officer during the applicable fiscal year. No bonuses were paid to the named executive officers in 2012.
(3)	The amounts in this column represent tax distributions received by each of the named executive officers with regard to forfeitable interests in Incentive LLC and Black Elk Energy, LLC, described in detail in the narrative description to the Summary Compensation Table, below. The named executive officers receive tax distributions because the LLCs in which they hold interests are categorized as partnerships for federal income tax purposes and, as such, our profits flow through and become taxable to our owners, even if no distributions are made. These tax distributions are intended to cover any tax liability the named executive officers have so incurred. The named executive officers’ interests are held indirectly through 197, 175, and 125 units in Incentive LLC that Messrs. Hoffman, Garza, and Fehr were granted during 2010, respectively and 170, 10, and 40 units in Black Elk Energy, LLC that Messrs. Hoffman, Garza, and Fehr were granted prior to 2010, respectively. Ms. Simmons indirectly holds 35 units in Incentive LLC which were granted in 2010. Mr. LeBlanc does not hold any interests. Mr. Hoffman also holds interests in us through 45 units in Management Incentive Units 09 and 827 units in Black Elk Management, LLC. These interests were granted in 2009. Prior to Mr. Hagemeier’s retirement, he held 106 units in Incentive LLC, 55 units in Black Elk Energy LLC, and 24 units in Management Incentive Units 09, and 446 units in Black Elk Management, LLC. Mr. Hagemeier no longer holds any interests in us or any of our affiliates, as these ownership interests were eliminated in conjunction with his retirement.
(4)	With respect to Mr. Hoffman the amount in this column represents the aggregate incremental cost to us of providing the following benefits: (a) our contribution to his individual account under our 401(k) plan, (b) kidnap/ransom insurance ($988), (c) supplemental life and disability insurance ($36,266), and (d) tax preparation ($8,800). With respect to Mr. Hagemeier the amount in this column represents the aggregate incremental cost to us of providing the following benefits: (a) our contribution to his individual account under our 401(k) plan, (b) kidnap/ransom insurance ($988), (c) tax preparation ($6,900) and (d) severance payment ($275,814). With respect to Mr. Garza the amount in this column represents our contribution to his individual account under our 401(k) plan. With respect to Mr. Fehr the amount in this column represents the aggregate incremental cost to us of providing the following benefits: (a) our contribution to his individual account under our 401(k) plan and (b) supplemental disability insurance ($8,810). With respect to Mr. LeBlanc the amount in this column represents our contribution to his individual account under our 401(k) plan. With respect to Ms. Simmons the amount in this column represents our contribution to her individual account under our 401(k) plan.

Grants of Plan-Based Awards for the 2012 Fiscal Year

We did not grant any plan-based awards to our executive officers during the 2012 fiscal year.

Narrative Description to the Summary Compensation Table for the 2012 Fiscal Year

Offer Letters

We currently have offer letters with Messrs. Fehr and LeBlanc and Ms. Simmons (the “Offer Letters”). The Offer Letters provide the following minimum levels of base salary for Messrs. Fehr, and LeBlanc and Ms. Simmons respectively: $250,000, $190,000 and $180,000. The Offer Letters also provide that each named executive officer will be eligible to participate in our benefits programs generally. Mr. Fehr’s offer letters also provide for approximate levels of interests in us that would be granted to them under programs preceding the Incentive Plan. The Offer Letters do not provide for any specified term of employment.

Mr. LeBlanc’s offer letter includes a base salary of $190,000 and a target annual bonus equal to 25% of his annual salary, but we have the discretion to pay or not pay any amount of bonus each year. Mr. LeBlanc’s offer letter also provides for four weeks of vacation each year.

Ms. Simmons’ offer letter includes a base salary of $180,000 and a target annual bonus equal to 25% of her annual salary, but we have the discretion to pay or not pay any amount of bonus each year. Ms. Simmons’ offer letter also provides for four weeks of vacation each year.

Mr. Garza was also a party to an offer letter with us prior to July 13, 2012, the date he entered into an employment agreement with us (a detailed description of which is included directly below in the section entitled “Employment Agreements”), which superseded his offer letter. Mr. Garza’s offer letter included a base salary of $235,000 and a target annual bonus equal to 25% of his annual salary, but we had the discretion to pay or not pay any amount of bonus each year. Mr. Garza’s offer letter also provided for approximate levels of interests in us that would be granted to him under programs preceding the Incentive Plan. Mr. Garza’s offer letter provided for four weeks of vacation each year.

Employment Agreements

We entered into employment agreements with Messrs. Hoffman and Hagemeier in 2009 (collectively, the “Prior Employment Agreements”). The Prior Employment Agreements provided for a three-year term, with no automatic renewal, and a minimum base salary for Mr. Hoffman of $300,000 and for Mr. Hagemeier of $250,000. The Prior Employment Agreements generally provided that each of the executives could participate in any welfare, benefit, or incentive plan generally available to our other executive officers. Both Messrs. Hoffman and Hagemeier were entitled to four weeks of vacation per year. The Prior Employment Agreements also provided for severance payments under certain circumstances, discussed in detail below in the section entitled “Potential Payments Upon Termination or a Change in Control.” The Prior Employment Agreements also contained provisions assigning our business opportunities and any intellectual property developed by the executives while working for us to us. The Prior Employment Agreements contained a non-compete obligation that applies throughout the executives’ employment with us and—in the event of a termination of employment by us for cause or an automatic termination of employment upon death, disability, voluntary resignation, or retirement—following employment until the earlier of (i) the repayment in full of the obligations under a credit agreement, or (ii) July 13, 2012. Messrs. Hoffman and Hagemeier also agreed not to solicit our clients or employees during their employment with us and until the later of one year from their termination date or July 13, 2012. The Prior Employment Agreements also contained non-disparagement and confidentiality obligations. The Prior Employment Agreements expired on July 13, 2012.

On July 13, 2013, we entered into employment agreements with Messrs. Hoffman, Hagemeier, and Garza (collectively the “2012 Employment Agreements”). The 2012 Employment Agreements provide for a three-year term (a two-year term with respect to Mr. Garza), with no automatic renewal, and a minimum base salary for Mr. Hoffman of $300,000, Mr. Hagemeier of $250,000, and Mr. Garza of $287,500. The 2012 Employment Agreements generally provide that each of the executives can participate in any welfare, benefit, or incentive plan generally available to our other executive officers. Each of Messrs. Hoffman, Hagemeier, and Garza are entitled to four weeks of vacation per year. The 2012 Employment Agreements also provide severance payments to the executives under certain circumstances, discussed in detail below in the section entitled “Potential Payments Upon Termination or a Change in Control.” The 2012 Employment Agreements also contain provisions assigning our business opportunities and any intellectual property developed by the executives while working for us to us. The 2012 Employment Agreements contain a non-compete obligation that applies throughout the executives’ employment with us and—in the event of a termination of employment by us for cause or an automatic termination of employment upon death, disability, voluntary resignation, or retirement—following employment until the earlier of (i) the repayment in full of the obligations under a credit agreement, or (ii) July 13, 2015 (July 13, 2014 with respect to Mr. Garza). Messrs. Hoffman, Hagemeier, and Garza also agree not to solicit our clients or employees during their employment with us and until the later of (A) one year from their termination date or (B) July 13, 2015 (July 13, 2014 with respect to Mr. Garza). The 2012 Employment Agreements also contain non-disparagement and confidentiality obligations.

The Hagemeier Release Agreement (described in more detail in the section entitled “Termination of Employment of Named Executive Officers During 2012”) terminates all previous employment, consulting, or other agreements between Mr. Hagemeier and us or our affiliates.

Profit Sharing

The distributions enumerated in the Non-Equity Incentive Plan Compensation column to the Summary Compensation Table reflect each named executive officer’s tax distributions as described in footnote 3 in this table. These tax distributions relate to interests held indirectly through interests in Incentive LLC (which in turn owns all of our Class C Units) and/or through Black Elk Energy, LLC (which in turn holds some of our Class B Units). All interests held by our named executive officers in Incentive LLC were granted during 2010 under our Incentive Plan, and interests in Black Elk Energy, LLC were granted prior to 2010. Both interests in Black Elk Energy, LLC and Incentive LLC are intended to be “profits interests.”

Awards may be granted under our Incentive Plan to our employees, directors and consultants. Awards under the Incentive Plan represent a percentage interest of the total membership interest of Incentive LLC. If an award under the Incentive Plan terminates or is canceled then new awards can be granted. Unless we determine otherwise, and except with regard to Messrs. Hoffman and Hagemeier, the termination of a named executive officer’s employment with us for any reason will terminate the executive’s ownership of any interest in Incentive LLC and that executive will not be entitled to any outstanding balance in his or her capital account. The named executive officers may not sell or transfer their interests in Incentive LLC.

Pension Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan.

Nonqualified Deferred Compensation

We have not maintained, and do not currently maintain, a nonqualified deferred compensation plan.

Potential Payments Upon Termination or a Change in Control

Messrs. Fehr and LeBlanc and Ms. Simmons

The Offer Letters with Messrs. Fehr and LeBlanc and Ms. Simmons do not contain any severance provisions. We also do not have any formal severance policy or a change in control plan. There is no payment guaranteed to Messrs. Fehr and LeBlanc and Ms. Simmons in the event of their termination of employment or a change in control. As such, they are not reflected in the table below. However, Mr. Fehr entered into a Separation Agreement and General Release (“Fehr Agreement”) with us that provides him with (i) continued payment of base salary for a period of six months following his retirement, the total amount of all such payments being $143,750 and (ii) retention of his ownership interests in Black Elk Employee Incentive, LLC following his retirement. In exchange for these benefits, the Fehr Agreement contains a general release of claims by Mr. Fehr and covenants by Mr. Fehr with respect to confidentiality and non-disparagement.

Messrs. Hoffman and Garza

Messrs. Hoffman and Garza have (and Mr. Hagemeier had) employment agreements with us that contain severance provisions. Upon termination of Messrs. Hoffman or Garza’s employment (i) by the executive due to a material breach of the employment agreement by us, uncorrected for 30 days following written notice, (ii) by the executive upon a change in control, or (iii) by us without cause, then the executive will be entitled to receive a lump-sum severance payment in an amount equal to one year’s annual base salary of the executive, plus continuation of benefits generally provided to our executives, currently including company 401(k) contribution, plus continued medical, dental, vision, life and disability insurance coverage for one year.

The 2012 Employment Agreements provide that “cause” means generally (i) the executive’s conviction of, or plea of nolo contendere to, any felony or to any crime or offense causing substantial harm to us or involving acts of theft, fraud, or embezzlement, (ii) willful and intentional misuse or diversion of any of our funds, (iii) embezzlement, (iv) fraudulent or willful and material misrepresentations, or (v) material breach by executive of any material provision of the 2012 Employment Agreements which is not corrected within 30 days following written notice.

The 2012 Employment Agreements provide that “change of control” means generally (i) the sale or lease of substantially all of our assets, or (ii) a transaction in which the holders of our voting stock immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the surviving entity. A transaction solely for the purpose of effecting a change in our domicile will not constitute a “change of control.”

The following table enumerates the payments that would have been due to Messrs. Hoffman and Garza if their employment had been terminated on December 31, 2012, (i) due to a material breach of the employment agreement by us, uncorrected for 30 days following written notice, (ii) by the executive upon a change in control, or (iii) by us without cause.

Name and Principal Position	One Year of Base Salary Paid in Lump-Sum(1)	Value of One Year of Benefits (2)	Total Value of Severance Obligation
John Hoffman, CEO	$300,000	$68,389	$368,389
Arthur Garza, CTO	287,500	14,317	301,817

(1)	The numbers in this column represent each executive’s base salary in effect as of December 31, 2012.
(2)	The numbers in this column represent a lump sum payment in an amount equal to our 401(k) contribution for a year ($13,750 for Mr. Hoffman and $12,656 for Mr. Garza) as well as the value of medical, dental, vision, life and disability insurance coverage for one year ($68,389 for Mr. Hoffman and $14,317 for Mr. Garza). The lump sum amount with respect to 401(k) contribution is calculated based on our contribution to each executive’s individual 401(k) account for fiscal year 2012. Mr. Hoffman’s benefit cost is higher than Mr. Garza’s because Mr. Hoffman receives additional life and disability insurance in excess of what Mr. Garza receives.

Mr. Hagemeier

On September 27, 2012, Mr. Hagemeier announced his retirement. As of October 31, 2012, Mr. Hagemeier was no longer our employee or a board member or manager of us or any of our affiliates.

In consideration for Mr. Hagemeier’s execution of the Hagemeier Release Agreement on November 7, 2012, and per terms in is most recent employment agreement with us, dated July 13, 2012, we (1) made a lump-sum cash payment to Mr. Hagemeier in the amount of $275,814 which is comprised of the amount of one year’s annual base salary and benefits and (2) agreed to indemnify and hold harmless Mr. Hagemeier to the fullest extent permitted by law from and against all losses, liabilities, and expenses of any nature, judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings in which Mr. Hagemeier was involved or threatened to be involved, as a party or otherwise, arising out of or incidental to the business activities of or relating to us or our affiliates.

James Hagemeier’s employment agreement included severance and the release followed the terms of the employment agreement with one exception: the non-solicitation term was one year in the employment agreement and two years in the release agreement.

The non-competition and non-solicitation provisions and covenants of Mr. Hagemeier’s employment agreement remain in full force and effect.

The following table enumerates the amount of severance paid to James Hagemeier:

2012 Severance Payments:	Severance	Benefits	Total
James Hagemeier, Former CFO	250,000	25,814	275,814

Director Compensation

We do not compensate any of our managers for their service on our Board. We do, however, reimburse our managers for expenses associated with travel to and from any required board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our membership interests are represented by Class A Units, Class B Units, Class C Units, Class D Units, and Class E Units. On February 12, 2013, we entered into the Fourth Amendment to the Second Amended and Restated Limited Liability Operating Agreement of the Company (the “Fourth Amendment”). The Fourth Amendment amended our operating agreement to effectuate a 10,000 to 1 unit split for each of the Class A Units, Class B Units and Class C Units.

As of April 10, 2013, there were 1,361,300 Class A Units, 114,277,308.5 Class B Units, 12,031,250 Class C Units and 95,550,693.34 Class E Units issued and outstanding. The outstanding 30,000,000 Class D Units and 13,028,000 of paid-in-kind dividends were exchanged on January 25, 2013 for 43,028,000 of Class E Units. The Class A and Class B Units have voting rights; the Class C Units and Class E Units do not have voting rights.

None of our managers or executive officers directly owns any Class A Units, Class B Units, Class C Units, or Class E Units. All of our issued and outstanding Class A Units are owned by PPVA Black Elk (Equity) LLC (“PPVA (Equity)”), a wholly owned subsidiary of Platinum Partners Value Arbitrage Fund, L.P. PPVA (Equity) and PPVA Black Elk (Investor) LLC, additional wholly owned subsidiaries of Platinum Partners Value Arbitrage Fund, L.P., and Platinum Partners Black Elk Opportunities Fund, LLC (“PPBE”) also own Class B Units. PPVA (Equity), PPBE, and Platinum Partners Black Elk Opportunities Fund International, LLC also own our issued and outstanding Class E Units. Additional information regarding Platinum’s significant ownership interest in us is set forth below, as well as under “Item 13. Certain Relationships and Related Transactions and Director Independence” in this Form 10-K.

Our executive officers and other key employees indirectly own Class B Units through their ownership of Black Elk Energy, LLC. See “Item 11. Executive Compensation—Components of our Compensation—Profit Sharing” for additional information. Our Chief Executive Officer also indirectly owns Class B Units through his ownership of Black Elk Management, LLC.

All of our issued and outstanding Class C Units are held by Black Elk Employee Incentive, LLC. Class C Units are profits interests that are awarded from time to time to our executive officers and other key employees. See “Item 11. Executive Compensation—Components of our Compensation—Profit Sharing” for additional information regarding the Class C Units.

The following table sets forth information regarding the beneficial ownership of our total voting membership interests, consisting of our Class A and Class B Units, as of April 10, 2013 for:

•	each of our members;

•	each of our executive officers;

•	all our members and executive officers as a group; and

•	each other person known by us to beneficially own more than 5% of our total voting membership interests.

Footnote 1 to the following table provides a brief explanation of what is meant by the term “beneficial ownership.” The voting membersh ip interests and related percentages of beneficial ownership are based on our total outstanding voting membership interests as of April 10, 2013. The amounts presented may not add due to rounding.

To our knowledge and except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have the sole voting power with respect to the membership interests listed as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Class A Units Beneficially Owned	Number of Class B Units Beneficially Owned	Percentage of Voting Membership Interests Beneficially Owned (2)
Manager and Named Executive Officers (3):
John Hoffman (4)	—	9,030,756.94	7.90%
Dan Small	—	—	0.00%
Arthur Garza (5)	—	57,411.27	*
Doug Fehr (6)	—	229,645.09	*
Tad LeBlanc	—	—	0.00%
Michelle Simmons	—	—	0.00%
All Managers and Executive Officers as a Group (Six persons)	—	9,317,813.30	8.15%
5% Beneficial Owners:
Black Elk Management, LLC (4) (7)	—	8,267,187.00	7.23%
PPVA Black Elk (Equity) LLC (8)	1,361,300.00	72,808,821.50	63.71%
PPVA Black Elk (Investor) LLC (9)	—	21,919,100.00	19.18%
Platinum Partners Black Elk Opportunities Fund, LLC (10)	—	1,284,400.000	1.12%
Platinum Partners Credit Opportunities Fund International, LLC (11)		360,000.000	0.32%

*	Less than 1%
(1)	“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power, or a person who, though a trust or proxy, prevents the person from having beneficial ownership. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any units as of April 9, 2013, if that person or group has the right to acquire such units within 60 days after such date.
(2)	The percentage of voting members interests in based on voting Class A Units and Class B Units.
(3)	The address for each manager and executive officer is: c/o Black Elk Energy LLC, 11451 Katy Freeway, Houston, Texas 77079 Suite 500, Houston, Texas 77079.
(4)	Includes (i) 8,267,187 Class B Units held indirectly through Mr. Hoffman’s 100% ownership of Black Elk Management, LLC and (ii) 763,569.94 Class B Units held indirectly through Mr. Hoffman’s 13.9% ownership of Black Elk Energy, LLC (Black Elk Energy, LLC owns less than 5% of our voting membership interests).
(5)	These Class B Units are held indirectly through Mr. Garza’s 1.04% ownership of Black Elk Energy, LLC (Black Elk Energy, LLC less than 5% of our voting membership interests). Mr. Garza does not have any voting or dispositive power with respect to these Class B Units. Mr. Garza disclaims any beneficial ownership of these Class B Units, except to the extent of his pecuniary interest therein.
(6)	These Class B Units are held indirectly through Mr. Fehr’s 4.18% ownership of Black Elk Energy, LLC (Black Elk Energy, LLC less than 5% of our voting membership interests). Mr. Fehr does not have any voting or dispositive power with respect to these Class B Units. Mr. Fehr disclaims any beneficial ownership of these Class B Units, except to the extent of his pecuniary interest therein.
(7)	Black Elk Management, LLC is owned 100% by Mr. Hoffman. Mr. Hoffman has voting and dispositive power with respect to 826.72 of the Class B Units held by Black Elk Management, LLC. Mr. Hoffman disclaims any beneficial ownership of these Class B Units, except to the to the extent of his pecuniary interest therein. Black Elk Management, LLC has the following address: c/o Black Elk Energy, 11451 Katy Freeway, Suite 500, Houston, Texas 77079.
(8)	PPVA Black Elk (Equity) LLC is wholly owned by Platinum Partners Value Arbitrage Fund, L.P. which has sole voting and dispositive power with respect to such Class A and Class B Units. PPVA Black Elk (Equity) LLC has the following address: c/o Platinum Partners Value Arbitrage Fund, L.P., 152 West 57th Street, 4th Floor, New York, New York 10019.
(9)	PPVA Black Elk (Investor) LLC is wholly owned by Platinum Partners Value Arbitrage Fund, L.P. which has sole voting and dispositive power with respect to such Class B Units. PPVA Black Elk (Investor) LLC has the following address: c/o Platinum Partners Value Arbitrage Fund, L.P., 152 West 57th Street, 4th Floor, New York, New York 10019.
(10)	Platinum Partners Black Elk Opportunities Fund, LLC has the sole voting and dispositive power with respect to such Class B Units. Platinum Partners Black Elk Opportunities Fund, LLC has the following address: 152 West 57th Street, 54th Floor, New York, New York 10019.
(11)	Platinum Partners Credit Opportunities Fund International, LLC has the sole voting and dispositive power with respect to such Class B Units. Platinum Partners Platinum Partners Credit Opportunities Fund International, LLC has the following address: 152 West 57th Street, 54th Floor, New York, New York 10019.

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

For additional information regarding the risk associated with Platinum’s significant ownership interest in us, see “Item 1A. Risk Factors—Platinum owns approximately 84% of our outstanding voting membership interests, giving it influence and control in corporate transactions and other matters, which may conflict with noteholders’ interests.”

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

For a description of director independence, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain Relationships and Related Transactions

Platinum

On May 31, 2011, Platinum entered into a contribution agreement with us, whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivables, in exchange for 30 million of our Class D Units, having such rights, preferences and privileges as set forth in our Second Amendment and Restated Operating Agreement, as amended. The Class D Units were issued in the name of Platinum’s wholly owned subsidiary, PPVA Black Elk (Equity) LLC.

On January 25, 2013, we entered into a contribution agreement with PPVA (Equity), whereby PPVA (Equity) made a capital contribution of $10 million in exchange for 10 million of our Class E Units and 76 Class B Units, having such rights, preferences and privileges as set forth in our Third Amendment to Second Amended and Restated Limited Liability Operating Agreement. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement).

In the first quarter of 2013, we entered into contribution agreements with PPBE or the Platinum Group pursuant to which we have issued, or expect to issue 40 million additional Class E Units and 3 million additional Class B Units to the Platinum Group for an aggregate offering price of $40.0 million. As of April 10, 2013, we have issued an aggregate $50.0 million of Class E Units and 3.8 million Class B Units. On March 31, 2013, we issued an additional 2,522,693.340 Class E Units as paid-in-kind dividends to the holders of Class E Units on such date.

On February 12, 2013, we entered into an agreement with Platinum under which we agreed to issue Class B Units to Platinum in exchange for financial consulting services, including (1) analysis and assessment of our business and financial condition and compliance with financial covenants in our Credit Facility, (2) discussion with us and senior bank lenders regarding capital contributions and divestitures of non-core assets, and (3) coordination with our attorneys, accountants, and other professionals. On February 12, 2013, we issued 1,131,458.5 Class B Units to PPVA Black Elk (Equity) LLC, an affiliate of Platinum, pursuant to such agreement.

Platinum also guarantees our obligations under the W&T Escrow Accounts and the surety bonds in favor of Nippon and the BOEMRE with respect to our future P&A obligations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Other Indebtedness—W&T Escrow Accounts”.

Freedom Logistics LLC

In October 2010, Freedom Logistics LLC (“Freedom”) was formed by Platinum, our majority equity holder, and Freedom HHC Management, LLC, the members of which are Messrs. John Hoffman (our President and Chief Executive Officer) and David Cantu (a member of our management), for the purpose of holding certain aircraft equipment, including two helicopters. On October 8, 2010, we guaranteed the loan that Freedom used to purchase two helicopters in the aggregate principal amount of $3.2 million. As of December 31, 2011, the balance of the loan was $3.0 million. On August 1, 2012, Freedom entered into a purchase agreement with Gulf State Aviation, whereby Gulf State Aviation purchased certain aircraft equipment from Freedom, including the two helicopters. The proceeds of the sale were applied to the balance of the guaranteed loan when the sale was finalized in December 2012 and there was no remaining balance due on the loan as of December 31, 2012. Before the sale, Freedom provided us with aircraft services, which were prepaid on a monthly basis. As of December 31, 2012, we had a receivable of $0.3 million from Freedom. The receivable was paid on February 26, 2013 and there was no remaining balance as of February 28, 2013.

Freedom Well Services, LLC

In April 2011, Freedom Well Services, (“FWS”) was formed by us, certain members of our management, Freedom Well Services Employee Incentive, LLC and Platinum, our majority equity holder, to provide well P&A, slick line and electronic line services as well as consulting services around platform decommissioning and removal. Although we did not contribute capital for start-up costs, we funded the purchase of equipment as a prepayment for services rendered with the expectation that the prepayment will be reimbursed as the business continues to grow and generate cash flows. The entry into this arrangement and related matters was approved by our full Board of Managers. As of December 31, 2012 and February 28, 2013, we have advanced $8.7 million to FWS which is included in “Prepaid expenses and other” on our balance sheet. FWS also leased office space from us until February 2013. The amount due for rent at December 31, 2012 and February 28, 2013 was $0.1 million for each period, respectively. FWS also provided us well P&A and other services. As of December 31, 2012 and February 28, 2013, we owed FWS $0.3 million and $38,862, respectively.

Black Elk Energy Expenses

We pay expenses for certain general and administrative and operating costs on behalf of Black Elk Energy, LLC, the parent company of Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. At December 31, 2012 and February 28, 2013, we had receivables from Black Elk Energy, LLC in the amount of $23,430.

For the years ended December 31, 2012, 2011 and 2010, we paid $0.2 million, $1.0 million and $0.5 million, respectively, to Up and Running Solutions, LLC, for IT consulting services. Up and Running Solutions, LLC is owned by the wife of an employee, David Cantu (a member of our management). There were no amounts due to the related party at December 31, 2012 or at February 28, 2013.

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

Item 14. Principal Accounting Fees and Services

UHY LLP has been retained since 2010 and has performed audit services for the years ended December 31, 2012 and 2011. The following table sets forth the aggregate fees and costs paid to UHY LLP during the last two fiscal years for professional services rendered to us:

	Years Ended December 31,
	2012	2011
Audit Fees (1)	$282,083	$399,999
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

	$282,083	$399,999

(1)	Reflects fees for services rendered for the audit of our annual financial statements, review of our quarterly financial statements, fees for the review and issuance of consents and comfort letters related to our registration statements, and other SEC filings.
(2)	No fees were paid to UHY LLP for audit-related services.
(3)	No fees were paid to UHY LLP for tax services.
(4)	No other fees were paid to UHY LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements—See “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(2)	Financial Statement Schedules—All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

(3)	Exhibits—The following is a list of exhibits filed as part of this Form 10-K including those incorporated by reference.

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Certificate of Formation of Black Elk Energy Finance Corporation, dated as of October 26, 2010 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226).

3.5	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.6	Bylaws of Black Elk Energy Finance Corp., dated as of October 26, 2010 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.7	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

3.8	Third Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of January 25, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on January 31, 2013).

3.9	Fourth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of February 12, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 19, 2013).

*3.10	Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of April 9, 2013.

4.1	Indenture, dated as of November 23, 2010, among Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp., as Issuers, the Guarantor party named therein, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

Exhibit Number	Description

4.2	First Supplemental Indenture, dated as of May 31, 2011, by and among Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. as issuers, Black Elk Energy Land Operations, LLC as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

4.3	Registration Rights Agreement, dated as of November 23, 2010, among Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp., the Guarantor party named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.4	Security Agreement, dated as of November 23, 2010, by Black Elk Energy Offshore Operations, LLC, Black Elk Energy Finance Corp., Black Elk Energy Land Operations, LLC in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.5	Credit Agreement, dated as of December 24, 2010, among Black Elk Energy Offshore Operations, LLC, each of the Lenders from time to time party thereto, and Capital One, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.6	First Amendment to Credit Agreement, dated as of May 31, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

4.7	Security Agreement, dated as of December 24, 2010, made by Black Elk Energy Offshore Operations, LLC, Black Elk Energy Finance Corp., Black Elk Energy Land Operations, LLC, and The Other Grantors Party Thereto, in favor of Capital One, N.A, not in its individual capacity, but solely as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.8	Pledge and Security Agreement, dated as of December 24, 2010, by Black Elk Offshore Operations, LLC as Pledgor in favor of Capital One, N.A. as Collateral Agent (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.9	Guaranty Agreement, dated as of December 24, 2010, by each of the Subsidiaries of the Borrower in favor of Capital One, N.A., as Administrative Agent for the benefit of the Lenders to the certain Credit Agreement dated as of even date therewith by and among the Borrower, the Agent and the Lenders (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.10	Letter of Credit Facility Agreement, dated as of December 24, 2010, among Black Elk Energy Offshore Operations, LLC, as Borrower, Capital One, N.A., as Administrative Agent and the Lenders Party Thereto (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.11	First Amendment to Letter of Credit Facility Agreement, dated as of May 31, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

4.12	Security and Pledge Agreement, dated as of December 24, 2010, between Black Elk Energy Offshore Operations, LLC and Capital One N.A., not in its individual capacity, but solely as Administrative Agent (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

Exhibit Number	Description

4.13	Guaranty Agreement, dated as of December 24, 2010, by each of the Subsidiaries of the Borrower, in favor of Capital One, N.A., as Administrative Agent for the benefit of the Lenders pursuant to that certain Letter of Credit Facility Agreement dated as of even date herewith, by and among the Borrower, the Agent and the Lenders (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.14	Intercreditor Agreement, entered into as of December 24, 2010, by and among BP Corporation North America Inc., Black Elk Offshore Operations, LLC, and Capital One, National Association, as Administrative Agent for itself and the Lenders party to the Credit Agreement referred to therein (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.15	Amended and Restated Second Lien Intercreditor Agreement, dated as of December 24, 2010, by and among Capital One, N.A., in its capacity as First Lien Agent for the First Lien Creditors, The Bank of New York Mellow Trust Company, N.A., in its capacity as Indenture Trustee and in its capacity as Collateral Agent for, on behalf of and in the stead of, the Second Lien Creditors, Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. and each other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333174226)).

4.16	Amended and Restated Intercreditor Agreement (Escrow Agreements), dated as of December 24, 2010, by and among W&T Offshore, Inc., Capital One, N.A., in its capacity as agent for the Second Lien Creditors, and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.17	Amended and Restated Intercreditor Agreement (Non-Operated Properties), dated as of December 24, 2010, by and among Capital One, N.A., in its capacity as Facility/Swap Agent for the Facility/ Swap Creditors, The Bank of New York Mellon Trust Company, N.A., in its capacity as Indenture Trustee and in its capacity as Collateral Agent for, on behalf of and in the stead of, the Notes Creditors, W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. and each of the other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.18	Mortgage, Deed of Trust, Collateral Assignment, Security Agreement and Financing Statement, dated October 29, 2009, by and between Black Elk Energy Offshore Operations, LLC and W&T Offshore, Inc. and W. Reid Lea, as Trustee for the benefit of W&T Offshore, Inc (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.19	First Amendment to Mortgage, Deed of Trust, Collateral Assignment, Security Agreement and Financing Statement, dated November 23, 2010, by and between Black Elk Energy Offshore Operations, LLC and W&T Offshore, Inc. and W. Reid Lea, as Trustee for the benefit of W&T Offshore, Inc. (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.20	Partial Release by Obligee of Record, effective November 23, 2010, of that certain Mortgage, Deed of Trust, Collateral Assignment and Security Agreement, dated as of October 29, 2009, by Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.21	Operated Escrow Agreement, dated as of October 29, 2009, but effective as of August 1, 2009, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.22	First Amendment to Operated Escrow Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

Exhibit Number	Description

4.23	Operated Deposit Account Security Agreement, dated October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.24	Operated Deposit Account Control Agreement, executed and delivered October 29, 2009, among W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association (incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.25	Non-Operated Escrow Agreement, dated as of October 29, 2009, but effective as of August 1, 2009, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.26	First Amendment to Non-Operated Escrow Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011(SEC File No. 333-174226)).

4.27	Non-Operated Deposit Account Security Agreement, dated October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.28	Non-Operated Deposit Account Control Agreement, executed and delivered as of October 29, 2009, among W&T Offshore, Inc., Black Elk Energy Offshore Operations, and Amegy Bank National Association (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.29	Second Amendment to Letter of Credit Facility Agreement, dated as of December 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012).

4.30	Third Amendment to Letter of Credit Facility Agreement, dated as of May 24, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012).

4.31	Limited Waiver and Third Amendment to Credit Agreement, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012).

4.32	Fourth Amendment to Letter of Credit Facility Agreement and Waiver, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012).

4.33	Fourth Amendment to Credit Agreement and Other Loan Documents, effective as of December 21, 2012, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

Exhibit Number	Description

4.34	Sixth Amendment to Credit Agreement, effective as of January 31, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.35	Limited Waiver and Seventh Amendment to Credit Agreement, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.36	Fifth Amendment to Letter of Credit Facility Agreement and Amendment to Other Loan Documents, effective as of December 21, 2012, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.37	Sixth Amendment to Letter of Credit Facility Agreement and Amendment to Other Loan Documents, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.38	Eighth Amendment to Credit Agreement, effective as of March 26, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

*4.39	Limited Waiver and Ninth Amendment to Credit Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto.

*4.40	Limited Waiver and Seventh Amendment to Letter of Credit Facility Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders, and the Lenders signatory thereto.

10.1	Purchase and Sale Agreement, dated September 14, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.2	First Amendment to Purchase and Sale Agreement, dated as of October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.3	Second Amendment to Purchase and Sale Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc. and Black Elk Offshore Operations, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.4	Purchase and Sale Agreement between Nippon Oil Exploration USA Limited and Black Elk Energy Offshore Operations, LLC, dated as of August 5, 2010 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.5	Amendment to Purchase and Sale Agreement, entered into as of September 30, 2010, by and between Nippon Oil Exploration USA Limited and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.6	Purchase and Sale Agreement, executed on March 17, 2011, by and between Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P., and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333174226)).

Exhibit Number	Description

10.7	Amendment to Purchase and Sale Agreement, executed on March 30, 2011, by and between Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P., and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

10.8	Second Amendment to Purchase and Sale Agreement, executed on May 18, 2011, by and between Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P., and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

10.9	Third Amendment to Purchase and Sale Agreement, executed on May 31, 2011, by and between Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P., and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

†10.10	Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and John G. Hoffman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2013).

†10.11	Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and Arthur Garza III (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2013).

†10.12	Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and James F. Hagemeier (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 3, 2012).

†*10.13	Engagement Letter, dated January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and Alvarez & Marsal North America, LLC.

10.14	Waiver and Second Amendment to Credit Agreement, dated as of June 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on August 10, 2011 (SEC File No. 333-174226)).

10.15	Waiver, dated as of September 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2011 as filed with the Securities and Exchange Commission on November 10, 2011 (SEC File No. 333-174226)).

†10.16	Amended and Restated Company Agreement of Black Elk Employee Incentive, LLC, dated as of August 20, 2010 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012.

10.17	Third Amendment to Purchase and Sale Agreement, dated December 19, 2012, by and between W&T Offshore, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

*10.18	Contribution Agreement, dated as of January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and PPVA Black Elk Energy (Equity) LLC.

*10.19	Letter Agreement, dated February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Value Arbitrage Fund LP.

*10.20	Contribution Agreement, dated as of February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

Exhibit Number	Description

*10.21	Contribution Agreement, dated as of February 13, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.22	Contribution Agreement, dated as of February 14, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.23	Contribution Agreement, dated as of February 22, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

10.24

Purchase and Sale Agreement by and between Black Elk Energy Offshore Operations, LLC as Seller and Renaissance Offshore, LLC as Purchaser, dated as of March 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

10.25

First Amendment to Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and Renaissance Offshore, LLC, effective as of March 22, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

*10.26	Offer and Separation Agreement and General Release Offer, dated as of April 1, 2013, by and between Black Elk Energy Offshore Operations, LLC and Douglas W. Fehr.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiary List of Black Elk Energy Offshore Operations, LLC.

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Summary Report of Netherland, Sewell & Associates, Inc.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Presentation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
§	Furnished with this Form 10-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC

By:	/s/ Gary Barton
Gary Barton
Interim Chief Financial Officer

April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Hoffman John Hoffman	President, Chief Executive Officer and Manager (Principal Executive Officer)	April 15, 2013

/s/ Gary Barton Gary Barton	Interim Chief Financial Officer (Principal Financial Officer)	April 15, 2013

/s/ Daniel Small Daniel Small	Manager	April 15, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Certificate of Formation of Black Elk Energy Finance Corporation, dated as of October 26, 2010 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226).

3.5	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.6	Bylaws of Black Elk Energy Finance Corp., dated as of October 26, 2010 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.7	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

3.8	Third Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of January 25, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on January 31, 2013).

3.9	Fourth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of February 12, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 19, 2013).

*3.10	Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of April 9, 2013.

4.1	Indenture, dated as of November 23, 2010, among Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp., as Issuers, the Guarantor party named therein, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.2	First Supplemental Indenture, dated as of May 31, 2011, by and among Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. as issuers, Black Elk Energy Land Operations, LLC as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

4.3	Registration Rights Agreement, dated as of November 23, 2010, among Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp., the Guarantor party named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

Exhibit Number	Description

4.4	Security Agreement, dated as of November 23, 2010, by Black Elk Energy Offshore Operations, LLC, Black Elk Energy Finance Corp., Black Elk Energy Land Operations, LLC in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.5	Credit Agreement, dated as of December 24, 2010, among Black Elk Energy Offshore Operations, LLC, each of the Lenders from time to time party thereto, and Capital One, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.6	First Amendment to Credit Agreement, dated as of May 31, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

4.7	Security Agreement, dated as of December 24, 2010, made by Black Elk Energy Offshore Operations, LLC, Black Elk Energy Finance Corp., Black Elk Energy Land Operations, LLC, and The Other Grantors Party Thereto, in favor of Capital One, N.A, not in its individual capacity, but solely as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.8	Pledge and Security Agreement, dated as of December 24, 2010, by Black Elk Offshore Operations, LLC as Pledgor in favor of Capital One, N.A. as Collateral Agent (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.9	Guaranty Agreement, dated as of December 24, 2010, by each of the Subsidiaries of the Borrower in favor of Capital One, N.A., as Administrative Agent for the benefit of the Lenders to the certain Credit Agreement dated as of even date therewith by and among the Borrower, the Agent and the Lenders (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.10	Letter of Credit Facility Agreement, dated as of December 24, 2010, among Black Elk Energy Offshore Operations, LLC, as Borrower, Capital One, N.A., as Administrative Agent and the Lenders Party Thereto (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.11	First Amendment to Letter of Credit Facility Agreement, dated as of May 31, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

4.12	Security and Pledge Agreement, dated as of December 24, 2010, between Black Elk Energy Offshore Operations, LLC and Capital One N.A., not in its individual capacity, but solely as Administrative Agent (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.13	Guaranty Agreement, dated as of December 24, 2010, by each of the Subsidiaries of the Borrower, in favor of Capital One, N.A., as Administrative Agent for the benefit of the Lenders pursuant to that certain Letter of Credit Facility Agreement dated as of even date herewith, by and among the Borrower, the Agent and the Lenders (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.14	Intercreditor Agreement, entered into as of December 24, 2010, by and among BP Corporation North America Inc., Black Elk Offshore Operations, LLC, and Capital One, National Association, as Administrative Agent for itself and the Lenders party to the Credit Agreement referred to therein (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

Exhibit Number	Description

4.15	Amended and Restated Second Lien Intercreditor Agreement, dated as of December 24, 2010, by and among Capital One, N.A., in its capacity as First Lien Agent for the First Lien Creditors, The Bank of New York Mellow Trust Company, N.A., in its capacity as Indenture Trustee and in its capacity as Collateral Agent for, on behalf of and in the stead of, the Second Lien Creditors, Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. and each other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333174226)).

4.16	Amended and Restated Intercreditor Agreement (Escrow Agreements), dated as of December 24, 2010, by and among W&T Offshore, Inc., Capital One, N.A., in its capacity as agent for the Second Lien Creditors, and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.17	Amended and Restated Intercreditor Agreement (Non-Operated Properties), dated as of December 24, 2010, by and among Capital One, N.A., in its capacity as Facility/Swap Agent for the Facility/ Swap Creditors, The Bank of New York Mellon Trust Company, N.A., in its capacity as Indenture Trustee and in its capacity as Collateral Agent for, on behalf of and in the stead of, the Notes Creditors, W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. and each of the other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.18	Mortgage, Deed of Trust, Collateral Assignment, Security Agreement and Financing Statement, dated October 29, 2009, by and between Black Elk Energy Offshore Operations, LLC and W&T Offshore, Inc. and W. Reid Lea, as Trustee for the benefit of W&T Offshore, Inc (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.19	First Amendment to Mortgage, Deed of Trust, Collateral Assignment, Security Agreement and Financing Statement, dated November 23, 2010, by and between Black Elk Energy Offshore Operations, LLC and W&T Offshore, Inc. and W. Reid Lea, as Trustee for the benefit of W&T Offshore, Inc. (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.20	Partial Release by Obligee of Record, effective November 23, 2010, of that certain Mortgage, Deed of Trust, Collateral Assignment and Security Agreement, dated as of October 29, 2009, by Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.21	Operated Escrow Agreement, dated as of October 29, 2009, but effective as of August 1, 2009, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.22	First Amendment to Operated Escrow Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.23	Operated Deposit Account Security Agreement, dated October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.24	Operated Deposit Account Control Agreement, executed and delivered October 29, 2009, among W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association (incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.25	Non-Operated Escrow Agreement, dated as of October 29, 2009, but effective as of August 1, 2009, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

Exhibit Number	Description

4.26	First Amendment to Non-Operated Escrow Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011(SEC File No. 333-174226)).

4.27	Non-Operated Deposit Account Security Agreement, dated October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.28	Non-Operated Deposit Account Control Agreement, executed and delivered as of October 29, 2009, among W&T Offshore, Inc., Black Elk Energy Offshore Operations, and Amegy Bank National Association (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

4.29	Second Amendment to Letter of Credit Facility Agreement, dated as of December 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012).

4.30	Third Amendment to Letter of Credit Facility Agreement, dated as of May 24, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012).

4.31	Limited Waiver and Third Amendment to Credit Agreement, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012).

4.32	Fourth Amendment to Letter of Credit Facility Agreement and Waiver, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012).

4.33	Fourth Amendment to Credit Agreement and Other Loan Documents, effective as of December 21, 2012, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.34	Sixth Amendment to Credit Agreement, effective as of January 31, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.35	Limited Waiver and Seventh Amendment to Credit Agreement, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.36	Fifth Amendment to Letter of Credit Facility Agreement and Amendment to Other Loan Documents, effective as of December 21, 2012, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

Exhibit Number	Description

4.37	Sixth Amendment to Letter of Credit Facility Agreement and Amendment to Other Loan Documents, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.38	Eighth Amendment to Credit Agreement, effective as of March 26, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

*4.39	Limited Waiver and Ninth Amendment to Credit Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto.

*4.40	Limited Waiver and Seventh Amendment to Letter of Credit Facility Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders, and the Lenders signatory thereto.

10.1	Purchase and Sale Agreement, dated September 14, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.2	First Amendment to Purchase and Sale Agreement, dated as of October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.3	Second Amendment to Purchase and Sale Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc. and Black Elk Offshore Operations, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.4	Purchase and Sale Agreement between Nippon Oil Exploration USA Limited and Black Elk Energy Offshore Operations, LLC, dated as of August 5, 2010 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.5	Amendment to Purchase and Sale Agreement, entered into as of September 30, 2010, by and between Nippon Oil Exploration USA Limited and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.6	Purchase and Sale Agreement, executed on March 17, 2011, by and between Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P., and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333174226)).

10.7	Amendment to Purchase and Sale Agreement, executed on March 30, 2011, by and between Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P., and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

10.8	Second Amendment to Purchase and Sale Agreement, executed on May 18, 2011, by and between Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P., and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

10.9	Third Amendment to Purchase and Sale Agreement, executed on May 31, 2011, by and between Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P., and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

Exhibit Number	Description

†10.10	Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and John G. Hoffman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2013).

†10.11	Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and Arthur Garza III (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2013).

†10.12	Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and James F. Hagemeier (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 3, 2012).

†*10.13	Engagement Letter, dated January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and Alvarez & Marsal North America, LLC.

10.14	Waiver and Second Amendment to Credit Agreement, dated as of June 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on August 10, 2011 (SEC File No. 333-174226)).

10.15	Waiver, dated as of September 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2011 as filed with the Securities and Exchange Commission on November 10, 2011 (SEC File No. 333-174226)).

†10.16	Amended and Restated Company Agreement of Black Elk Employee Incentive, LLC, dated as of August 20, 2010 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012.

10.17	Third Amendment to Purchase and Sale Agreement, dated December 19, 2012, by and between W&T Offshore, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

*10.18	Contribution Agreement, dated as of January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and PPVA Black Elk Energy (Equity) LLC.

*10.19	Letter Agreement, dated February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Value Arbitrage Fund LP.

*10.20	Contribution Agreement, dated as of February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.21	Contribution Agreement, dated as of February 13, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.22	Contribution Agreement, dated as of February 14, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.23	Contribution Agreement, dated as of February 22, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

10.24

Purchase and Sale Agreement by and between Black Elk Energy Offshore Operations, LLC as Seller and Renaissance Offshore, LLC as Purchaser, dated as of March 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

10.25	First Amendment to Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and Renaissance Offshore, LLC, effective as of March 22, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

*10.26	Offer and Separation Agreement and General Release Offer, dated as of April 1, 2013, by and between Black Elk Energy Offshore Operations, LLC and Douglas W. Fehr.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiary List of Black Elk Energy Offshore Operations, LLC.

Exhibit Number	Description

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*99.1	Summary Report of Netherland, Sewell & Associates, Inc.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Presentation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
§	Furnished with this Form 10-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.