Form 10-Q
period 2013-03-31
Black Elk Energy Offshore Operations, LLC
filed 2013-05-15
CIK 1518909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2013, there were 1,361,300 Class A Units, 114,277,308.5 Class B Units, 12,031,250 Class C Units and 95,550,693.34 Class E Units issued and outstanding.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

(i)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,534	$1,383
Accounts receivable, net of allowance for doubtful accounts of $509 at March 31, 2013 and December 31, 2012	50,190	46,553
Accounts receivable – insurance recovery	5,047	3,100
Due from affiliates	23	347
Prepaid expenses and other current assets	11,893	27,972
Derivative assets	—	2,408

TOTAL CURRENT ASSETS	97,687	81,763

OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $222,999 and $191,326 at March 31, 2013 and December 31, 2012, respectively	218,303	260,012

OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,734 and $1,717 at March 31, 2013 and December 31, 2012, respectively	6,137	1,968

OTHER ASSETS
Debt issue costs, net	2,784	3,230
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs	223,432	215,263
Other assets	7,592	7,880

TOTAL OTHER ASSETS	254,156	246,721

TOTAL ASSETS	$576,283	$590,464

LIABILITIES AND MEMBERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$127,196	$108,736
Derivative liabilities	4,482	—
Asset retirement obligations	31,275	41,572
Current portion of debt and notes payable	10,077	3,552

TOTAL CURRENT LIABILITIES	173,030	153,860

LONG-TERM LIABILITIES
Gas imbalance payable	2,999	2,521
Dividends payable	—	12,408
Derivative liabilities	4,430	5,091
Asset retirement obligations, net of current portion	285,801	303,933
Debt, net of current portion, net of unamortized discount of $819 and $882 at March 31, 2013 and December 31, 2012, respectively	164,249	201,118

TOTAL LONG-TERM LIABILITIES	457,479	525,071

TOTAL LIABILITIES	630,509	678,931
CLASS E AND CLASS D PREFERRED UNITS	87,551	30,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ DEFICIT	(141,777)	(118,467)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$576,283	$590,464

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012

REVENUES:
Oil sales	$45,901	$60,518
Natural gas sales	13,337	14,316
Plant product sales and other revenue	6,640	6,604
Realized gain on derivative financial instruments	339	1,469
Unrealized loss on derivative financial instruments	(6,229)	(6,726)

TOTAL REVENUES	59,988	76,181

OPERATING EXPENSES:
Lease operating	43,202	43,242
Production taxes	127	343
Workover	2,060	2,569
Exploration	—	897
Depreciation, depletion and amortization	11,555	12,371
Impairment of oil and gas properties	32,963	—
General and administrative	10,697	6,434
Gain on involuntary conversion of asset	(2,383)	—
Accretion of asset retirement obligations	7,524	9,080
Gain on sale of asset	(37,775)	—
Other operating expenses	990	—

TOTAL OPERATING EXPENSES	68,960	74,936

(LOSS) INCOME FROM OPERATIONS	(8,972)	1,245

OTHER INCOME (EXPENSE):
Interest income	22	281
Miscellaneous expense	(926)	(645)
Interest expense	(6,336)	(6,535)

TOTAL OTHER EXPENSE, NET	(7,240)	(6,899)

NET LOSS	(16,212)	(5,654)
LESS: PREFERRED UNIT DIVIDENDS	3,143	1,800

NET LOSS ATTRIBUTABLE TO COMMON UNIT HOLDERS	$(19,355)	$(7,454)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,212)	$(5,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	11,555	12,371
Impairment of oil and gas properties	32,963	—
Accretion of asset retirement obligations	7,524	9,080
Amortization of debt issue costs	1,314	1,015
Accretion of debt discount	63	55
Unrealized loss on derivative financial instruments	6,229	6,726
Gain on sale of asset	(37,775)	—
Gain on involuntary conversion of assets	(2,383)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,108)	3,751
Due from affiliates, net	324	—
Prepaid expenses and other assets	15,777	6,468
Other assets	148	—
Accounts payable and accrued liabilities	8,337	(2,751)
Gas imbalance	627	650
Settlement of asset retirement obligations	(12,954)	(3,442)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,429	28,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(43,222)	(5,487)
Acquisition of oil and gas properties	—	(2,833)
Sale of oil and gas properties	52,581	—
Additions to property and equipment	(401)	(114)
Cash assumed in consolidation of Freedom Well Services, LLC	473	—
Proceeds received from insurance recovery	3,100	—
Deposits	(10)	(25)
Escrow payments	(8,168)	(8,287)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,353	(16,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term notes	—	(4,154)
Payments on short term notes	(3,631)	—
Borrowing on bank debt	9,000	53,500
Payments on bank debt	(36,000)	(54,500)
Debt issuance costs	—	(321)
Contributions from members	42,000	—
Distributions to members	—	(6,114)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,369	(11,589)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,151	(66)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,383	17,260

CASH AND CASH EQUIVALENTS - END OF PERIOD	$30,534	$17,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$770	$376

NONCASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations relieved due to sale of properties	$(22,999)	$—

Paid-in-kind dividends on preferred equity and accrued distributions to members	$3,143	$1,800

The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1—ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Black Elk Energy Offshore Operations, LLC and our wholly-owned subsidiaries (collectively, “Black Elk”, “we”, “our” or “us”) is a Houston-based oil and natural gas company engaged in the exploration, development, production and exploitation of oil and natural gas properties. We were formed on November 20, 2007 for the purpose of acquiring oil and natural gas producing properties within the Outer Continental Shelf of the United States in the Gulf of Mexico.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation of our interim and prior period results have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Reclassifications: Certain reclassifications have been made to conform 2012 balances to our 2013 presentation. Such reclassifications had no effect on net income or cash flow.

Principles of Consolidation: The consolidated financial statements include the accounts of Black Elk Energy Offshore Operations, LLC and our wholly-owned subsidiaries, Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. Effective January 1, 2013, in accordance with accounting guidelines for consolidation of variable interest entities, we consolidated Freedom Well Services, LLC (“FWS”) as we determined that we are the primary beneficiary of FWS and will have the power to direct the activities of FWS. All material intercompany accounts and transactions have been eliminated in consolidation.

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

We record revenues based on physical deliveries to our customers, which can be different from our net revenue ownership interest in field production. These differences create gas imbalances that we recognize as a receivable (payable) when there are not sufficient reserves to make up the gas imbalance. A gas imbalance receivable (payable) can also be a result of imbalances acquired in conjunction with the acquisition of oil and gas properties. At March 31, 2013 and December 31, 2012, our gas receivable imbalances were $2.7 million and $2.9 million, respectively, which were included in “Other assets” in the consolidated balance sheets. At March 31, 2013 and December 31, 2012, our gas payable imbalances were $3.0 million and $2.5 million, respectively, which were stated separately in the consolidated balance sheets.

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

As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $75.3 million at March 31, 2013. The combination of restricted credit availability and lower production in the fourth quarter of 2012 led to significant cash reductions in the fourth quarter of 2012 and the first quarter of 2013. To increase liquidity, we stretched accounts payable and aggressively pursued accounts receivable. We have worked closely with our vendors during this time and expect to normalize the age of accounts payables within 2013. We continue to optimize our production portfolio and have commenced our drilling program in the fourth quarter of 2012. Currently, we have two rigs under contract and we expect to drill and complete eight operated wells and seven non-operated wells in 2013. To fund the drilling program and operations, we expect to continue to raise additional capital over the next several years. We are currently evaluating new sources of liquidity including, but not limited to, (i) entering into a new revolving credit facility and (ii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. As of March 26, 2013, we sold four producing fields to Renaissance Offshore, LLC for approximately $52.5 million subject to normal purchase price adjustments. Proceeds from the sale were used to reduce the amount borrowed under the Credit Facility by $36 million and the remainder will be used for general corporate purposes. We are also working with counterparties to release approximately $29.8 million of escrows related to the sold properties of which $10 million will be used to pay down the Credit Facility.

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

At December 31, 2012, we were not in compliance with certain covenants in our Credit Facility. We obtained waivers for the current ratio covenant, the hedging requirements covenant and the debt leverage ratio covenant for the period ended December 31, 2012. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant was amended to be no less than 2.25 to 1.00 and the leverage ratio covenant was amended to not exceed 3.5 to 1.0. The current ratio covenant was removed in the Limited Waiver and Seventh Amendment to Letter of Credit Facility Agreement (the “Seventh Amendment”) and the Limited Waiver and Ninth Amendment to Credit Agreement (the “Ninth Amendment”) and was replaced with a payables restriction covenant. We were in compliance with all covenants under our Credit Facility as of March 31, 2013. Our revised liquidity projections demonstrate that we will most likely breach our interest coverage ratio and debt leverage ratio covenants for the second quarter ending June 30, 2013. If we are unable to maintain compliance with the covenants under our Credit Facility or obtain waivers or amendments thereof, then we would be in default under our Credit Facility and all amounts outstanding would be reclassified as current liabilities on our consolidated balance sheet. If we are unable to repay the outstanding debt as it comes due, or as necessary, obtain waivers to cure the breach of covenants, such events may have a material adverse effect on our financial position. We are currently evaluating new sources of liquidity including, but not limited to, entering into a new revolving credit facility, accessing the debt capital markets and potential asset sales of non-core and core properties to optimize our portfolio. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amount and classifications of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.

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

Our cash flow projections are highly dependent upon numerous assumptions including the timing and rates of production from our wells, the sales prices we realize for our oil and natural gas, the cost to develop and produce our reserves, our ability to monetize our properties and future production through asset sales and financial derivatives, and a number of other factors, some of which are beyond our control. Our inability to increase near-term production levels and generate sufficient liquidity through the actions noted above could result in our inability to meet our obligations as they come due which would have a material adverse effect on our financial position, results of operation and cash flows. In the event we do not achieve the projected production and cash flow increases, we will attempt to fund any short-term liquidity needs through other financing sources; however, there is no assurance that we will be able to do so in the future if required to meet any short-term liquidity needs. We believe we can continue to meet our obligations for at least the next twelve months through a combination of cash flows from operations, capital contributions, asset dispositions and insurance reimbursement proceeds for P&A costs on the High Island 443 A-2 well and for costs to drill the replacement well, High Island 443 A-5, as well as delaying certain facility or drilling projects in the second half of 2013.

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

NOTE 3—OIL AND GAS PROPERTIES

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties by field to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the three months ended March 31, 2013, we recorded impairment charges of $33.0 million. For the three months ended March 31, 2012, we recorded no impairment charges.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

The following table reflects capitalized costs related to our oil and gas properties:

	March 31, 2013	December 31, 2012
	(in thousands)
Proved properties	$441,302	$451,338
Accumulated depreciation, depletion, amortization and impairment	(222,999)	(191,326)

Oil and gas properties, net	$218,303	$260,012

The following table describes the changes to our asset retirement obligations:

(in thousands)
Balance at December 31, 2012	345,505
Liabilities relieved due to sale of properties	(22,999)
Liabilities settled	(12,954)
Accretion expense	7,524

Balance at March 31, 2013	$317,076
Less: current portion	(31,275)

Total Long-Term Asset Retirement Obligations	$285,801

NOTE 4—ACQUISITIONS AND DIVESTITURES

On March 26, 2013, we completed the sale of four fields to Renaissance Offshore, LLC for approximately $52.5 million subject to normal purchase price adjustments. Funds were used to reduce the amount borrowed under the Credit Facility and for general corporate purposes. We are working with counterparties to release approximately $29.8 million of P&A escrows related to the sold properties.

NOTE 5—DERIVATIVE INSTRUMENTS

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

At March 31, 2013, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss)):

	Crude Oil				Natural Gas				Total
Period	Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
	(in thousands)						(in thousands)		(in thousands)
Swaps:
4/13 - 8/13	27,750	$96.90	$(70)	$(70)	104,000	$4.60	$272	$272	$202	$202
9/13 - 10/13	27,750	$96.90	21	21	104,000	$4.60	$93	93	114	114
11/13 - 11/13	26,800	96.90	29	29	104,000	4.60	39	39	68	68
12/13 - 12/13	27,750	96.90	43	43	104,000	4.60	24	24	67	67
1/14 - 2/14	19,000	96.90	82	82	82,000	4.60	28	28	110	110
4/13 - 6/13	15,542	100.80	153	153	200,669	4.94	547	547	700	700
7/13 - 7/13	7,132	100.80	23	23	148,788	4.94	120	120	143	143
8/13 - 8/13	5,980	100.80	21	21	139,212	4.94	108	108	129	129
9/13 - 9/13	3,897	100.80	15	15	116,125	4.94	91	91	106	106
10/13 - 10/13	3,259	100.80	14	14	91,166	4.94	70	70	84	84
11/13 - 11/13	—	—	—	—	64,926	4.94	45	45	45	45
12/13 - 12/13	10,042	100.80	52	52	119,462	4.94	66	66	118	118
1/14 - 5/14	10,083	100.80	310	310	129,960	4.94	393	393	703	703
6/14 - 6/14	—	—	—	—	129,960	4.94	94	94	94	94
4/13 - 12/13	19,750	85.90	(1,860)	(1,860)	47,000	5.00	358	358	(1,502)	(1,502)
1/14 - 12/14	15,000	65.00	(4,348)	(4,348)	—	—	—	—	(4,348)	(4,348)
4/13 - 4/13	23,812	88.80	(202)	(202)	56,381	4.09	6	6	(196)	(196)
5/13 - 5/13	24,012	88.80	(208)	(208)	54,278	4.09	3	3	(205)	(205)
6/13 - 6/13	29,752	88.80	(257)	(257)	25,731	4.09	1	1	(256)	(256)
7/13 - 7/13	23,143	88.80	(195)	(195)	36,765	4.09	(1)	(1)	(196)	(196)
8/13 - 8/13	24,915	88.80	(200)	(200)	34,725	4.09	(2)	(2)	(202)	(202)
9/13 - 9/13	28,688	88.80	(217)	(217)	31,739	4.09	(1)	(1)	(218)	(218)
10/13 - 10/13	28,006	88.80	(196)	(196)	34,551	4.09	(1)	(1)	(197)	(197)
11/13 - 11/13	31,605	88.80	(204)	(204)	28,939	4.09	(3)	(3)	(207)	(207)
12/13 - 12/13	38,743	88.80	(229)	(229)	37,906	4.09	(9)	(9)	(238)	(238)
1/14 - 1/14	4,723	88.80	(26)	(26)	43,347	4.09	(13)	(13)	(39)	(39)
2/14 - 2/14	13,313	88.80	(67)	(67)	32,636	4.09	(9)	(9)	(76)	(76)
3/14 - 3/14	8,413	88.80	(39)	(39)	46,764	4.09	(10)	(10)	(49)	(49)
4/14 - 4/14	12,473	88.80	(52)	(52)	41,253	4.09	—	—	(52)	(52)
5/14 - 5/14	11,793	88.80	(45)	(45)	40,391	4.09	—	—	(45)	(45)
6/14 - 6/14	15,546	88.80	(54)	(54)	20,112	4.09	(1)	(1)	(55)	(55)
7/14 - 7/14	11,845	88.80	(37)	(37)	39,283	4.09	(2)	(2)	(39)	(39)
8/14 - 8/14	13,165	88.80	(38)	(38)	34,246	4.09	(2)	(2)	(40)	(40)
9/14 - 9/14	16,235	88.80	(43)	(43)	29,753	4.09	(2)	(2)	(45)	(45)
10/14 - 10/14	15,605	88.80	(37)	(37)	28,635	4.09	(3)	(3)	(40)	(40)
11/14 - 11/14	18,525	88.80	(40)	(40)	27,081	4.09	(4)	(4)	(44)	(44)
12/14 - 12/14	22,526	88.80	(42)	(42)	34,114	4.09	(10)	(10)	(52)	(52)
4/13 - 4/13	35,000	87.85	(331)	(331)	—	—	—	—	(331)	(331)
5/13 - 5/13	36,000	87.85	(345)	(345)	—	—	—	—	(345)	(345)
6/13 - 6/13	23,000	87.85	(220)	(220)	—	—	—	—	(220)	(220)
7/13 - 7/13	15,000	87.85	(140)	(140)	—	—	—	—	(140)	(140)
8/13 - 8/13	11,000	87.85	(98)	(98)	—	—	—	—	(98)	(98)
9/13 - 9/13	20,000	87.85	(169)	(169)	—	—	—	—	(169)	(169)
10/13 - 10/13	4,000	87.85	(31)	(31)	—	—	—	—	(31)	(31)
11/13 - 11/13	250	87.85	(2)	(2)	—	—	—	—	(2)	(2)
12/13 - 12/13	2,500	87.85	(17)	(17)	—	—	—	—	(17)	(17)
1/14 - 1/14	46,000	87.85	(289)	(289)	—	—	—	—	(289)	(289)
2/14 - 2/14	25,000	87.85	(146)	(146)	—	—	—	—	(146)	(146)
3/14 - 3/14	56,000	87.85	(304)	(304)	—	—	—	—	(304)	(304)
4/14 - 4/14	45,000	87.85	(227)	(227)	—	—	—	—	(227)	(227)
5/14 - 5/14	46,000	87.85	(215)	(215)	—	—	—	—	(215)	(215)
6/14 - 6/14	48,000	87.85	(208)	(208)	40,391	4.19	3	3	(205)	(205)
7/14 - 7/14	36,000	87.85	(143)	(143)	20,112	4.19	1	1	(142)	(142)
8/14 - 8/14	34,000	87.85	(125)	(125)	39,283	4.19	1	1	(124)	(124)
9/14 - 9/14	26,000	87.85	(89)	(89)	34,246	4.19	1	1	(88)	(88)
10/14 - 10/14	27,000	87.85	(86)	(86)	29,753	4.19	—	—	(86)	(86)
11/14 - 11/14	20,000	87.85	(60)	(60)	28,635	4.19	(2)	(2)	(62)	(62)
12/14 - 12/14	31,000	87.85	(83)	(83)	27,081	4.19	(6)	(6)	(89)	(89)
9/13 - 9/13	(17,500)	89.15	126	126	—	—	—	—	126	126
1/15 - 1/15	—	—	—	—	34,114	4.19	(10)	(10)	(10)	(10)
2/15 - 2/15	—	—	—	—	27,838	4.19	(8)	(8)	(8)	(8)
3/15 - 3/15	—	—	—	—	24,461	4.19	(5)	(5)	(5)	(5)
1/15 - 1/15	—	—	—	—	27,838	4.09	(10)	(10)	(10)	(10)
2/15 - 2/15	—	—	—	—	24,461	4.09	(9)	(9)	(9)	(9)
3/15 - 3/15	—	—	—	—	26,443	4.09	(8)	(8)	(8)	(8)

			$(11,145)	$(11,145)			$2,233	$2,233	$(8,912)	$(8,912)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at March 31, 2013	Balance Sheet Location	Fair Value at March 31, 2013
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$2,824	Current	$(7,306)
	Non-current	429	Non-current	(4,859)

Total derivative instruments		$3,253		$(12,165)

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2012	Balance Sheet Location	Fair Value at December 31, 2012
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$6,808	Current	$(4,400)
	Non-current	1,235	Non-current	(6,326)

Total derivative instruments		$8,043		$(10,726)

We have a netting agreement with our financial institution that permits net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and we routinely exercise our contractual right to offset realized gains against realized losses when settling with our derivative counterparty.

The effect of derivate instruments on our consolidated statements of operations was as follows (in thousands):

Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Statements of Operations Location	Three Months Ended March 31,
		2013	2012
Commodity Contracts	Realized gain on derivative financial instruments	$339	$1,469

Commodity Contracts	Unrealized loss on derivative financial instruments	(6,229)	(6,726)

Total derivative instruments		$(5,890)	$(5,257)

NOTE 6—FAIR VALUE MEASUREMENTS

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2013 Using Fair Value Hierarchy
	Fair Value as of March 31, 2013	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$3,253	$—	$3,253	$—

	$3,253	$—	$3,253	$—

Liabilities
Oil and Natural Gas Derivatives	$(12,165)	$—	$(12,165)	$—

	$(12,165)	$—	$(12,165)	$—

	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$8,043	$—	$8,043	$—

	$8,043	$—	$8,043	$—

Liabilities
Oil and Natural Gas Derivatives	$(10,726)	$—	$(10,726)	$—

	$(10,726)	$—	$(10,726)	$—

At March 31, 2013 and December 31, 2012, management estimates that the derivative contracts had a fair value of ($8.9) million and ($2.7) million, respectively. We estimated the fair value of derivative instruments using internally-developed models that use as their basis readily observable market parameters.

The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.

As of March 31, 2013, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at March 31, 2013 was $175.0 million.

Fair Value on a Non-Recurring Basis

As of March 31, 2013, oil and gas properties with a carrying value of $251.3 million were written down to their fair value of $218.3 million, resulting in an impairment charge of $33.0 million for the three months ended March 31, 2013, which is recognized under “Impairments of oil and gas properties” in the consolidated statements of operations. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 7—DEBT AND NOTES PAYABLE

Our debt and notes payable are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Senior Secured Revolving Credit Facility	$25,000	$52,000
13.75% Senior Secured Notes, net of discount	149,181	149,118
AFCO Credit Corporation-insurance note payable	—	3,552
Other debt	145	—

Total debt	174,326	204,670
Less: current portion	(10,077)	(3,552)

Total long-term debt	$164,249	$201,118

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million credit facility (the “Credit Facility”) comprised of a senior secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”) and a $75 million secured letter of credit facility to be used exclusively for the issuance of letters of credit in support of our future P&A liabilities relating to our oil and natural gas properties (the “Letter of Credit Facility”). The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the borrowing based utilization percentage in effect from time to time.

We have entered into various amendments to the Credit Facility. These amendments have (1) changed our amount available for borrowing under the Revolving Credit Facility from $35 million to $25 million and will further reduce the borrowing base to $15 million after the bonds posted with the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) related to the sold properties are released or terminated, (2) increased the secured letter of credit from $75 million to $200 million, (3) increased the applicable margin with respect to each ABR loan or Eurodollar loan outstanding by 1% if the credit exposure is greater than $15 million, (4) amended certain provisions governing our swap agreements, (5) updated the fees on the letters of credit to 2% on a go-forward basis, (6) updated the “change in control” definition, (7) amended the definition of debt included in the calculation of the covenants, (8) changed the maturity date from December 24, 2013 to June 22, 2014, (9) added affirmative covenants to be furnished on a weekly basis including updated cash flow projections, updated accounts payable and accounts receivable schedules, and daily production reports for the week, (10) added an affirmative covenant that we would receive certain specified capital contributions from Platinum Partners Black Elk Opportunities Fund LLC or entities designated by PPBE (the “Platinum Group”) during the first quarter of 2013, (11) revised the definition of “Event of Default” to include non-compliance with new affirmative covenants and (12) restricted returns of capital to our unit holders or distributions of our property to our equity interest holders.

As of March 31, 2013, letters of credit in the aggregate amount of $137.4 million were outstanding under the Letter of Credit Facility. We had $25.0 million in borrowings under the Revolving Credit Facility. As of May 14, 2013, we had no amount available for additional borrowings under the Revolving Credit Facility.

A commitment fee of 0.5% per annum is computed based on the unused borrowing base and paid quarterly. For the three months ended March 31, 2013 and 2012, we recognized $4,125 and $33,292 in commitment fees, respectively, which have been included in “Interest expense” on the consolidated statements of operations. A letter of credit fee is computed based on the same applicable margin used to determine the interest rate to Eurodollar loans times the stated face amount of each letter of credit.

The Credit Facility is secured by mortgages on at least 80% of the total value of our proved oil and gas reserves. The borrowing base is re-determined semi-annually on or around April 1st and October 1st of each year. The borrowing base redetermination date has been rescheduled to May 31, 2013. We and the administrative agent may each elect to cause the borrowing base to be re-determined one time between scheduled semi-annual redetermination periods.

The Credit Facility requires us and our subsidiaries to maintain certain financial covenants. Specifically, we may not permit, in each case as calculated as of the end of each fiscal quarter, our total leverage ratio to be more than 2.5 to 1.0, our interest coverage ratio to be less than 3.0 to 1.0, or our current ratio (in each case as defined in our revolving Credit Facility) to be less than 1.0 to 1.0. In addition, we and our subsidiaries are subject to various covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interests, pay dividends, make acquisitions, loans, advances or investments, sell or otherwise transfer assets, enter into transactions with affiliates or change our line of business. The most recent amendment removed the current ratio covenant and replaced it with a payables restriction covenant, which does not allow accounts payable greater than 90 days old to exceed $6.0 million in the aggregate, excluding certain vendors. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant was amended to be no less than 2.25 to 1.00 and the leverage ratio covenant was amended to not exceed 3.5 to 1.0. As of March 31, 2013, we were in compliance with the payable restriction covenant, total leverage ratio covenant and the interest coverage ratio covenant.

13.75% Senior Secured Notes

On November 23, 2010, we issued $150 million face value of 13.75% Notes discounted at 99.109%. The net proceeds were used to repay all of the outstanding indebtedness under our prior revolving credit facility, to fund BOEMRE collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually in arrears, on June 1 and December 1 of each year, which commenced on June 1, 2011. The Notes will mature on December 1, 2015, of which all principal then outstanding will be due. As of March 31, 2013, the recorded value of the Notes was $149.2 million, which includes the unamortized discount of $0.8 million. We incurred underwriting and debt issue costs of $7.2 million, which have been capitalized and is being amortized over the life of the Notes.

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

The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Our limitation on capital expenditures was amended in conjunction with the Consent Solicitation on May 31, 2011 to 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. As of March 31, 2013, we were in compliance with all covenants under the Indenture.

The amounts of required principal payments based on our outstanding debt amounts as of March 31, 2013, were as follows:

Period Ending March 31,	(in thousands)
2014	$10,077
2015	15,029
2016	150,031
2017	8
2018	—

175,145
Unamortized discount on 13.75% Senior Secured Notes	(819)

Total debt	$174,326

NOTE 8—PREFERRED EQUITY CONTRIBUTION

On May 31, 2011, Platinum Partners Value Arbitrage Fund L.P., and/or its affiliates (collectively “Platinum”) entered into a contribution agreement with us, whereby Platinum made a capital contribution of $30 million in exchange for 30 million units of our Class D Preferred Units (the “Class D Units”), having such rights, preferences and privileges as set forth in our Second Amendment and Restated Operating Agreement, as amended. The Class D Units were issued in the name of Platinum’s wholly owned subsidiary, PPVA Black Elk (Equity) LLC (“PPVA (Equity)”).

The Class D Units were non-voting units, had an aggregate liquidation preference of $30 million and accrued dividends payable in kind at a rate per annum of 24%, compounded annually to the extent they were not distributed. On January 25, 2013, we entered into a contribution agreement with PPVA (Equity), whereby PPVA (Equity) made a capital contribution of $10 million in exchange for 10 million of our Class E Preferred Units (the “Class E Units”) and 76 Class B Units (the “Class B Units”), having such rights, preferences and privileges as set forth in our Third Amendment to Second Amended and Restated Limited Liability Operating Agreement. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement).

In the first quarter of 2013, we entered into contribution agreements with PPBE or the Platinum Group to issue 40 million additional Class E Units and 3 million additional Class B Units to the Platinum Group for an aggregate offering price of $40.0 million. As of May 14, 2013, we have issued an aggregate $50.0 million of Class E Units and 3.8 million Class B Units. On March 31, 2013, we issued an additional 2,522,693.340 Class E Units as paid-in-kind dividends to the holders of Class E Units on such date.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

For each of the following proceedings, we are currently evaluating the plaintiff’s claims and determining appropriate courses of response with the aid of legal counsel. These proceedings are at a preliminary stage; accordingly, we currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings. Some or all of the costs of defense and liability (if any) may be covered under our General Liability insurance policy. We intend to vigorously defend ourselves in these proceedings. We are currently in the early stages of litigation for each proceeding and are therefore unable to determine whether these proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

West Delta 32

On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform. The cause of the West Delta 32 Incident is being investigated by BSEE, in coordination with the U.S. Coast Guard. We are fully cooperating with all government agencies and have engaged ABS Consulting to assist with our investigation. At BSEE’s direction, we engaged an independent third-party auditor to audit our SEMS program. BSEE participated in the audit and after reviewing the results, it issued a letter to Black Elk stating that “Black Elk’s SEMS meets the intent of BSEE regulations and policies, provided that the Corrective Action Plan (“CAP”) is implemented in accordance with Black Elk’s SEMS Audit Report.” We are currently providing regular updates on our CAP progress.

As of May 14, 2013, several civil lawsuits have been filed as a result of the West Delta 32 Incident. On January 8, 2013, five investors in Black Elk Energy, LLC (“BEE”) filed a purported derivative action on behalf of BEE in the 164th Judicial District of Harris County, Texas against our President and CEO, John Hoffman; our majority unit holder, PPVA Black Elk (Equity) LLC; several entities affiliated with PPVA Black Elk (Equity) LLC; and Iron Island Technologies, Inc. The lawsuit originally alleged that the defendants improperly diluted BEE’s percentage ownership in our company and that the defendants’ alleged gross mismanagement harmed BEE by allegedly causing a credit rating downgrade and a prospective buyer to reduce an alleged offer price for our company. The plaintiffs seek an unspecified amount of damages on behalf of BEE in connection with these claims. On February 7, 2013, the plaintiffs amended their petition, adding another BEE unit holder as a named plaintiff and joining as defendants additional parties, including Freedom Well Services, LLC, Freedom Logistics, LLC, Elk Well Services, LLC, Freedom HHC Management LLC, and FWS Employee Incentive LLC. On March 8, 2013, the plaintiffs amended their petition for a second time to delete certain factual allegations regarding dilution of BEE’s interest in our company. On April 16, 2013, the court ordered the plaintiffs to amend their petition a third time to define their claims against the defendants and to make clear that the plaintiffs were not asserting any claims based on the dilution of BEE’s percentage ownership in our company. The plaintiffs have since filed two amended petitions, which attempt to respond to the court’s order and which add new allegations of improper spending. Two prior lawsuits alleging many of the same facts have been dismissed. This case is being defended vigorously.

On March 22, 2013, these same investor plaintiffs filed a purported derivative action on behalf of BEE in the Supreme Court of New York County in the State of New York. The suit is filed against our company; John Hoffman; our majority unit holder, PPVA Black Elk (Equity) LLC; several entities and individuals affiliated with PPVA Black Elk (Equity) LLC; and Iron Island Technologies, Inc. The plaintiffs allege that the defendants improperly diluted BEE’s percentage ownership in our company; it is unclear whether plaintiffs are also asserting claims with respect to the West Delta 32 Incident in connection with this separate lawsuit. The plaintiffs seek an unspecified amount of damages individually and on behalf of BEE in connection with these claims. Like the Harris County lawsuit, this case is being defended vigorously.

On January 31, 2013, eight individual plaintiffs sued Black Elk Energy Offshore Operations, LLC (“BEEOO”), BEE, and three independent contractors (Wood Group USA, Inc., Compass Engineering and Consultants, LLC, and Enviro-Tech Specialties, Inc.) in the United States District Court for the Southern District of Texas. The plaintiffs seek to recover for injuries they allege to have suffered in connection with the West Delta 32 Incident. The plaintiffs allege that they were employed by Grand Isle Shipyard, Inc., and that they were working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. The plaintiffs seek $100 million in actual damages and $300 million in punitive damages.

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

On April 29, 2013, Grand Isle Shipyards, Inc. sued BEEOO, Enviro Tech Systems, LLC, Wood Group USA, Inc., and Compass Engineering & Consultants, LLC in the United States District Court for the Eastern District of Louisiana for damages it alleged incurred in connection with the explosion and fire West Delta 32. Grand Isle Shipyard specifically seeks damages for loss of property and equipment, expenses in the form of indemnity and medical benefits paid to or on behalf of its employees, and for unpaid invoices in connection with the work it performed at West Delta 32. Finally, Grand Isle Shipyards seeks a declaration that the Louisiana Oilfield Anti-Indemnity Act voids all contractual defense indemnity and additional insured provisions in the Master Service Agreement between Grand Isle Shipyard and BEEOO.

Other

On April 29, 2013, a former employee, Micah Bowen, filed a lawsuit in the 11th District Court of Texas, Harris County, alleging that his employment was unlawfully terminated pursuant to the Texas Supreme Court’s decision in Sabine Pilot for refusing to provide false information to the Company’s auditors relating to expenses incurred by and actions taken in relation to a former Company employee. The claimant alleges that Company executives knew of the former employee’s conduct and failed to take appropriate steps to stop it. The claimant seeks an unspecified amount of damages. Some or all of the costs of defense and liability (if any) may be covered under the Company’s Employment Practices Liability Insurance (EPL) insurance policy. We deny these allegations and are defending this case vigorously.

Operating Leases

We lease office space and certain equipment under non-cancelable operating lease agreements that expire on various dates through 2020. Approximate future minimum lease payments for operating leases at March 31, 2013 were as follows:

Period Ending March 31,	(in thousands)
2014	$25,752
2015	2,338
2016	2,110
2017	1,886
2018	1,662
Thereafter	4,234

$37,982

During 2012, we entered into two drilling unit contracts. One of the contracts was updated in November 2012 to a total term of 270 days. The other contract is for the duration of one well, and discussions are underway to extend the term. We commenced drilling operations on one well in December 2012. Additionally, we committed to acquire leasehold costs and drill one well in South Texas.

Escrow Accounts

Pursuant to the purchase agreement from W&T Offshore, Inc. (the “W&T Acquisition”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired in maximum aggregate amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of March 31, 2013, we have funded $14.4 million into the non-operating escrow account, leaving $16.8 million to be funded through May 1, 2017.

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

Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired of $13.1 million to be used for future P&A costs that may be incurred on such properties. As of March 31, 2013, we have funded $9.1 million, leaving $4.0 million to be funded through February 2014.

In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011. As of March 31, 2013, we have funded $44.0 million, leaving $16.0 million to be funded through November 2013.

NOTE 10—GAIN ON INVOLUNTARY CONVERSION

High Island 443 A-2

On September 27, 2012, an incident occurred on our High Island 443 A-2 ST well which required the closing of the blind/shear rams to properly shut in and maintain control of the well due to several days of unsuccessful attempts to repair a small hydrocarbon leak on a conductor riser. Additional surface diagnostics found the inner casing strings to be most likely compromised. On October 12, 2012, BSEE advised us to plug and abandon the well. We have well control insurance and pursued reimbursement for this incident. Additionally, once the High Island 443 A-2 ST well was plugged, we started operations to sidetrack the High Island 443 A-5 well on the same platform. The costs associated with the High Island 443 A-5 drilling are also insurance recoverable.

The claim was approved. We recorded a receivable of $3.1 million for reimbursement, after a deductible of $0.5 million, under our insurance policy at December 31, 2012 and received the funds during the first quarter of 2013. As of March 31, 2013, we recorded a receivable of $5.0 million for reimbursement and received these funds as of May 14, 2013.

NOTE 11—RELATED PARTY TRANSACTIONS

We pay for certain operating and general and administration expenses on behalf of Black Elk Energy, LLC. At March 31, 2013 and December 31, 2012, we had receivables from Black Elk Energy, LLC in the amount of $23,430.

For the three months ended March 31, 2013, we did not make a payment to Up and Running Solutions, LLC, for IT consulting services. Up and Running Solutions, LLC is owned by the wife of an employee, David Cantu (a member of our management team). At March 31, 2013, the outstanding amount due to Up and Running Solutions, LLC was $52,302. There were no amounts due at December 31, 2012.

During 2011, we entered into a contribution agreement with Platinum. We also entered into additional contributions with (PPVA (Equity)) and the Platinum Group in 2013. See Note 8.

In October 2010, Freedom Logistics LLC (“Freedom”) was formed by Platinum, our majority equity holder, and Freedom HHC Management, LLC, the members of which are Messrs. John Hoffman (our President and Chief Executive Officer) and David Cantu (a member of our management), for the purpose of holding certain aircraft equipment, including two helicopters. On October 8, 2010, we guaranteed the loan that Freedom used to purchase two helicopters in the aggregate principal amount of $3.2 million. The loan was paid off in December 2012 in connection with the sale of Freedom. Before the sale, Freedom provided us with aircraft services, which were prepaid on a monthly basis. As of December 31, 2012, we had a receivable of $0.3 million from Freedom. The receivable was paid on February 26, 2013.

NOTE 12—SUBSEQUENT EVENTS

On May 3, 2013, we entered into the Sixth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC (the “Sixth Amendment”) to (1) establish the payment of the Class E Preferred Return to be paid in kind at the end of each calendar quarter to holders of record on that date unless we, with the consent of the Platinum Manager, elect to pay the Class E Preferred Return in cash and (2) establish New Mountain Finance Holdings, LLC as a Class E Member and, in the event that we do not file required reports with the U.S. Securities and Exchange Commission, provide them with rights as an Observer to the Board (as such term is defined by the Sixth Amendment). Additionally, pursuant to the Sixth Amendment, for so long as any Class E Preferred Units are outstanding, we cannot, without the written consent of the Class E Members, issue any equity instruments, including any additional classes of preferred units, that have rights, privileges or priorities that are equal or superior to the rights, privileges, or priorities of the existing Class E Preferred Units.

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

These forward-looking statements are based on our current expectations and assumptions about future events and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Item 1A. Risk Factors” in this Form 10-Q and our 2012 Form 10-K.

These factors include risks summarized below:

•	Low and/or declining prices for oil and natural gas;

•	Oil and natural gas price volatility;

•	Risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	Ability to raise additional capital to fund future capital expenditures;

•	Cash flow and liquidity;

•	Ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Geological concentration of our reserves;

•	Discovery, acquisition, development and replacement of oil and natural gas reserves;

•	Operating hazards attendant to the oil and natural gas business;

•	Down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Potential mechanical failure or underperformance of significant wells or pipeline mishaps;

•	Potential increases in plugging and abandonment and other asset retirement costs as a result of new regulations;

•	Weather conditions;

•	Availability and cost of material and equipment;

•	Delays in anticipated drilling start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Ability to find and retain skilled personnel;

•	Strength and financial resources of competitors;

•	Potential defects in title to our properties;

•	Federal and state regulatory developments and approvals, including the adoption of new regulatory requirements;

•	Losses possible from current litigation matters as a result of the explosion and fire on the West Delta 32-E Platform and other future litigation;

•	Environmental risks;

•	Changes in interest rates;

•	Developments in oil and natural gas-producing countries;

•	Events similar to those of September 11, 2001, Hurricanes Katrina, Rita, Gustav and Ike and the Deepwater Horizon explosion;

•	Possible referral to the Bureau of Ocean Energy Management to revoke our status as an operator on all of our existing facilities pursuant to a letter received from BSEE on November 21, 2012; and

•	Worldwide political and economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no responsibility to publicly release the results of any revisions of our forward-looking statements after the date they are made.

Should one or more of the risks or uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q and our 2012 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement.

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

Overview

We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. We seek to acquire and exploit properties with proved developed reserves, proved developed non-producing reserves and proved undeveloped reserves. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of March 31, 2013, we held an aggregate net interest in approximately 500,370 gross (242,240 net) acres under lease and had an interest in 1,095 gross wells, 303 of which are producing.

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

Black Elk Energy Offshore Operations, LLC and Black Elk Energy Land Operations, LLC were formed on November 20, 2007 as operating subsidiaries of Black Elk Energy, LLC. Black Elk Energy, LLC subsequently assigned its interests in Black Elk Energy Land Operations, LLC to Black Elk Energy Offshore Operations, LLC. Black Elk Energy Offshore Operations, LLC currently has three wholly owned domestic subsidiaries: (i) Black Elk Energy Land Operations, LLC, which is a guarantor under our Indenture, (ii) Black Elk Energy Finance Corp., which is the co-issuer of the Notes and (iii) Freedom Well Services, LLC. Neither Black Elk Energy Land Operations, LLC nor Black Elk Energy Finance Corp have any material assets or operations. Black Elk Energy, LLC owns a minority interest in Black Elk Energy Offshore Operations, LLC.

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

On May 31, 2011, we completed our purchase of certain properties from Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P. (the “Merit Entities”). We acquired interests in various properties across approximately 250,126 gross (127,894 net) acres in the Gulf of Mexico. In connection with the Merit Acquisition, we entered into a contribution agreement with Platinum, whereby Platinum made a capital contribution of $30 million, in exchange for 30 million of our Class D Units.

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

From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three months ended March 31, 2013 and 2012 are shown in the table below.

	Three Months Ended
	March 31,
	2013	2012
Oil:
Average price before effects of hedges ($/Bbl)(1)	$109.78	$114.42
Average price after effects of hedges ($/Bbl)	106.78	107.92
Average price differentials(2)	15.48	11.43

Gas:
Average price before effects of hedges ($/Mcf)(1)	$3.60	$2.55
Average price after effects of hedges ($/Mcf)	4.03	3.43
Average price differentials(2)	0.12	0.11

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.
(2)	Price differential compares realized oil and natural gas prices, without giving effect to realized derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

The United States and other world economies suffered a severe recession extending into 2012 and economic conditions continue to remain uncertain in 2013. As a result of these uncertain economic conditions, both oil and natural gas prices remain unstable and we expect them to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America.

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

Recent Events

West Delta 32

On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana, in 52 feet of water. Three workers died as a result of the explosion and subsequent fire, and others sustained various degrees of personal injuries. We dispatched two oil spill recovery vessels to the scene to evaluate any potential environmental impact and conduct spill recovery efforts. Based on an analysis of the sheen observed after the incident, the spill totaled less than one barrel. Based on preliminary estimates of the tank contents, Bureau of Safety and Environmental Enforcement (“BSEE”) requested us to also report a loss amount of 480 barrels. There was no loss of containment from any well connected to the platform. There was no loss of oil after the fire was controlled. The cause of the fire is being investigated by Black Elk and BSEE, in coordination with the U.S. Coast Guard. We have engaged ABS Consulting to assist with our investigation in order to make a cause and origin determination. The cause has not yet been determined. We engaged ES&H Training and Consulting Group to clean the platform to prevent residual oil on the platform from being washed or blown into the Gulf of Mexico. The work was completed on November 30, 2012. At BSEE’s direction, we engaged an independent third-party auditor to audit our SEMS program. Please see “—SEMS Audit.” We have insurance for some potential losses and are pursuing reimbursement for this incident. As of May 14, 2013, several civil lawsuits have been filed as a result of the West Delta 32 incident. For additional information, please see “Risk Factors” under Item 1A of this Form 10-Q and the 2012 Form 10-K and “Legal Proceedings” under Item 1 in Part II of this Form 10-Q.

SEMS Audit

On January 17, 2013, we commenced a BSEE directed Independent Third Party SEMS Audit. The audit was conducted by Richard Matlian and Tom Houge (“M&H”) in three phases: documentation, implementation and offshore facilities. During the offshore phase, 19 platforms were audited for SEMS compliance. BSEE participated as observers in portions of each phase.

Phase I started with a request from M&H to provide SEMS Program Manual and all documents incorporated by reference. These documents were reviewed for compliance with the requirements of 30 CFR Part 250 Subpart S and API RP 75 (incorporated by reference). Phase 2 kicked off on February 13, 2013 with a review of preliminary findings from Phase 1 and an analysis of SEMS records and documentation to determine how effectively the SEMS was implemented. The Phase 3 Offshore Audit started on March 4, 2013 and covered 19 platforms across our Gulf of Mexico asset areas (East, Central, and West). The final audit phase was completed on March 13, 2013. The Audit Closeout Meeting occurred on March 25, 2013 on schedule with the plan submitted to BSEE. We submitted the Final Audit Report to BSEE on April 10, 2013. The Corrective Action Plan (“CAP”) was submitted to BSEE on April 11, 2013. We received a letter from BSEE on April 24, 2013 stating that the review was complete and that our SEMS meets the intent of the regulations and policies provided that the CAP is implemented in accordance with the SEMS Audit Report. We are currently providing regular updates on our CAP progress.

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

Implementation of corrective actions is in progress. Many items have been completed, such as the establishment of several new positions within the Health, Safety, Environmental, and Compliance group to provide work oversight and improve regulatory compliance on offshore facilities. Essential documentation such as our SIMOPS Plan, Project Execution Plans and Contractor Bridging Agreements have been improved to provide better guidelines and procedures for hazard assessment and work controls. Training in Hazard Recognition, Job Safety Analysis and Stop Work Authority is ongoing. Additionally, we have initiated a Production Operations Performance Incentive Program to reward field operations personnel for safe and compliant performance on our facilities.

High Island 443 A-2

On September 27, 2012, an incident occurred on our High Island 443 A-2 ST well which required the closing of the blind/shear rams to properly shut in and maintain control of the well due to several days of unsuccessful attempts to repair a small hydrocarbon leak on a conductor riser. Additional surface diagnostics found the inner casing strings to be most likely compromised. On October 12, 2012, the BSEE advised us to plug and abandon the well. We have well control insurance and pursued reimbursement for this incident and the claim was approved. Additionally, once the High Island 443 A-2 ST well was plugged, we started operations to sidetrack the High Island 443 A-5 well on the same platform. The costs associated with the High Island 443 A-5 drill are also insurance recoverable. We recorded a receivable of $3.1 million for reimbursement, after a deductible of $0.5 million, under our insurance policy at December 31, 2012 and received the funds during the first quarter of 2013. As of March 31, 2013, we recorded a receivable of $5.0 million for reimbursement and received these funds as of May 14, 2013.

Capital Contributions

In the first quarter of 2013, we entered into contribution agreements with PPVA Black Elk (Equity) LLC (“PPVA (Equity)”) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). On March 31, 2013, we issued an additional 2,522,693.340 Class E Units as paid-in-kind dividends to the holders of Class E Units.

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

On May 3, 2013, we entered into the Sixth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC (the “Sixth Amendment”) to (1) establish the payment of the Class E Preferred Return to be paid in kind at the end of each calendar quarter to holders of record on that date unless we, with the consent of the Platinum Manager, elect to pay the Class E Preferred Return in cash and (2) establish New Mountain Finance Holdings, LLC as a Class E Member and, in the event that we do not file required reports with the U.S. Securities and Exchange Commission, provide them with rights as an Observer to the Board (as such term is defined by the Sixth Amendment). Additionally, pursuant to the Sixth Amendment, for so long as any Class E Preferred Units are outstanding, we cannot, without the written consent of the Class E Members, issue any equity instruments, including any additional classes of preferred units, that have rights, privileges or priorities that are equal or superior to the rights, privileges, or priorities of the existing Class E Preferred Units.

Letter of Credit Facility Amendment and Credit Facility Amendments

In April 2013, we also entered into the Limited Waiver and Seventh Amendment to Letter of Credit Facility (the “Seventh Amendment”) and the Limited Waiver and Ninth Amendment to our Credit Facility (the “Ninth Amendment”) to obtain waivers related to (1) the leverage ratio for the quarter ended December 31, 2012, (2) the over hedged oil position for the calendar month of January 2013 at December 31, 2012, (3) the hedge requirement only to the extent that it relates to existing oil hedges but that such noncompliance was a result of the sale of the four fields to Renaissance Offshore, LLC, provided that we will be in compliance with the covenant when the borrowing base is re-determined in May 2013 and (4) the delay in the capital contributions, which were all received by April 9, 2013. The Seventh

Amendment and the Ninth Amendment removed the current ratio covenant and replaced it with a payables restriction covenant, which does not allow accounts payable greater than 90 days old to exceed $6.0 million in the aggregate, excluding certain vendors. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant was amended to be no less than 2.25 to 1.00 and the leverage ratio covenant was amended to not exceed 3.5 to 1.0. We paid $0.3 million to obtain the waiver.

Drilling Update

In 2013 to date, we have two drilling rigs performing sidetrack operations on our operated properties and two currently drilling on non-operated properties with another mobilizing to location. We recompleted seven wells during the first three months of 2013, five of which are currently producing. We plan to actively drill during 2013. Our rig activity during the remainder of 2013 will be dependent on oil and natural gas prices and, accordingly, our rig count may increase or decrease from year-end levels. There can be no assurance, however, that additional rigs will be available to us at an attractive cost.

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

As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $75.3 million at March 31, 2013. The combination of restricted credit availability and lower production in the fourth quarter of 2012 led to significant cash reductions in the fourth quarter of 2012 and the first quarter of 2013. To increase liquidity, we stretched accounts payable and aggressively pursued accounts receivable. We have worked closely with our vendors during this time and expect to normalize the age of accounts payables within 2013. We continue to optimize our production portfolio and have commenced our drilling program in the fourth quarter of 2012. Currently, we have two rigs under contract and we expect to drill and complete eight operated wells and seven non-operated wells in 2013. To fund the drilling program and operations, we expect to continue to raise additional capital over the next several years. We are currently evaluating new sources of liquidity including, but not limited to, (i) entering into a new revolving credit facility and (ii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. As of March 26, 2013, we sold four producing fields to Renaissance Offshore, LLC for approximately $52.5 million subject to normal purchase price adjustments. Proceeds from the sale were used to reduce the amount borrowed under the Credit Facility by $36 million and the remainder will be used for general corporate purposes. We are also working with counterparties to release approximately $29.8 million of escrows related to the sold properties of which $10 million will be used to pay down the Credit Facility.

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

At December 31, 2012, we were not in compliance with certain covenants in our Credit Facility. We obtained waivers for the current ratio covenant, the hedging requirements covenant and the debt leverage ratio covenant for the period ended December 31, 2012. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant was amended to be no less than 2.25 to 1.00 and the leverage ratio covenant was amended to not exceed 3.5 to 1.0. The current ratio covenant was removed in the Seventh Amendment and the Ninth Amendment and was replaced with a payables restriction covenant. We were in compliance with all covenants under our Credit Facility as of March 31, 2013. Our revised liquidity projections demonstrate that we will most likely breach our interest coverage ratio and debt leverage ratio covenants for the second quarter ending June 30, 2013. If we are unable to maintain compliance with the covenants under our Credit Facility or obtain waivers or amendments thereof, then we would be in default under our Credit Facility and all amounts outstanding would be reclassified as current liabilities on our consolidated balance sheet. If we are unable to repay the outstanding debt as it comes due, or as necessary, obtain waivers to cure the breach of covenants, such events may have a material adverse effect on our financial position. We are currently evaluating new sources of liquidity including, but not limited to, entering into a new revolving credit facility, accessing the debt capital markets and potential asset sales of non-core and core properties to optimize our portfolio. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amount and classifications of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.

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

Our cash flow projections are highly dependent upon numerous assumptions including the timing and rates of production from our wells, the sales prices we realize for our oil and natural gas, the cost to develop and produce our reserves, our ability to monetize our properties and future production through asset sales and financial derivatives, and a number of other factors, some of which are beyond our control. Our inability to increase near-term production levels and generate sufficient liquidity through the actions noted above could result in our inability to meet our obligations as they come due which would have a material adverse effect on our financial position, results of operations and cash flows. In the event we do not achieve the projected production and cash flow increases, we will attempt to fund any short-term liquidity needs through other financing sources; however, there is no assurance that we will be able to do so in the future if required to meet any short-term liquidity needs. We believe we can continue to meet our obligations for at least the next twelve months through a combination of cash flows from operations, capital contributions, asset dispositions and insurance reimbursement proceeds for P&A costs on the High Island 443 A-2 well and for costs to drill the replacement well, High Island 443 A-5, as well as delaying certain facility or drilling projects in the second half of 2013.

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

•

the Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•

the Workplace Safety Rule, which requires operators to have a comprehensive safety and environmental management system (“SEMS”) in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills, with a final rule amending the Workplace Safety Rule published on April 5, 2013 that imposes certain added safety procedures to a company’s SEMS not covered by the original rule, requiring operators to, among other things, create procedures giving all personnel “stop work” authority, establish who has the ultimate work authority on the facility for operational safety and decision-making, and assure that all facility audits be conducted by an accredited Audit Service Provider with an audit team lead who is wholly unaffiliated with the operator.

Compliance with these requirements issued by the DOI or its implementing agencies, including BSEE and the Bureau of Ocean Energy Management (“BOEM”), which two agencies are successors to BOEMRE, effective November 1, 2011, may prevent us from obtaining new drilling permits and approvals in a timely manner, which could materially adversely impact our business, financial position or results of operations. Since early 2011, there has been gradual improvement in the number of approved drilling permits issued per month for the U.S. Gulf of Mexico; however, it is possible that the improvement of this pace could slow or reverse as a result of uncertainties with respect to implementation and interpretation of NTLs and other regulatory initiatives, the ability of BSEE to timely review submissions and issue drilling permits, or potential third party challenges to industry drilling operations in the U.S. Gulf of Mexico.

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

The following table contains certain financial and operational data for each of the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Average daily sales:
Oil (Boepd)	4,646	5,812
Natural gas (Mcfpd)	41,138	61,682
Plant products (Galpd)	32,139	39,491
Oil equivalents (Boepd)	12,267	17,033
Average realized prices(1):
Oil ($/Bbl)	$106.78	$107.92
Natural gas ($/Mcf)	4.03	3.43
Plant products ($/Gallon)	0.87	1.19
Oil equivalents ($/Boe)	56.24	51.99

Costs and Expenses:
Lease operating expense ($/Boe)	39.13	27.90
Production tax expense ($/Boe)	0.12	0.22
General and administrative expense ($/Boe)	9.69	4.15
Net loss (in thousands)	(16,212)	(5,654)
Adjusted EBITDA(2) (in thousands)	8,237	29,058

(1)	Average realized prices presented give effect to our hedging.
(2)	Adjusted EBITDA is defined as net loss before interest expense, unrealized loss on derivative instruments, accretion, depreciation, depletion, amortization and impairment, gain on involuntary conversion of assets and gain on sale of asset. Adjusted EBITDA is not a measure of net loss or cash flows as determined by GAAP, and should not be considered as an alternative to net loss, operating (loss) income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We present Adjusted EBITDA because it is frequently used by securities analysts, investors and other interested parties in the evaluation of high-yield issuers, many of whom present Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. A reconciliation table is provided below to illustrate how we derive Adjusted EBITDA.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss	$(16,212)	$(5,654)
Adjusted EBITDA	$8,237	$29,058

Reconciliation of Net loss to Adjusted EBITDA
Net loss	$(16,212)	$(5,654)
Interest expense	6,336	6,535
Unrealized loss on derivative instruments	6,229	6,726
Accretion	7,524	9,080
Depreciation, depletion and amortization	11,555	12,371
Impairment of oil and gas properties	32,963	—
Gain on involuntary conversion of asset	(2,383)
Gain on sale of asset	(37,775)	—

Adjusted EBITDA	$8,237	$29,058

The following table sets forth certain information with respect to oil and gas operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Change	% Change

PRODUCTION:
Oil (MBbl)	418	529	(111)	-21%
Natural gas (MMcf)	3,702	5,613	(1,911)	-34%
Plant products (MGal)	2,892	3,594	(702)	-20%
Total (MBoe)	1,104	1,550	(446)	-29%

REVENUES:
Oil sales	$45,901	$60,518	$(14,617)	-24%
Natural gas sales	13,337	14,316	(979)	-7%
Plant product sales and other revenue	6,640	6,604	36	1%
Realized gain on derivative financial instruments	339	1,469	(1,130)	-77%
Unrealized loss on derivative financial instruments	(6,229)	(6,726)	497	-7%

TOTAL REVENUES	59,988	76,181	(16,193)	-21%

OPERATING EXPENSES:
Lease operating	43,202	43,242	(40)	0%
Production taxes	127	343	(216)	-63%
Workover	2,060	2,569	(509)	-20%
Exploration	—	897	(897)	-100%
Depreciation, depletion and amortization	11,555	12,371	(816)	-7%
Impairment of oil and gas properties	32,963	—	32,963	100%
General and administrative	10,697	6,434	3,935	61%
Gain on involuntary conversion of asset	(2,383)	—	(2,383)	-100%
Accretion of asset retirement obligations	7,524	9,080	(1,556)	-17%
Gain on sale of asset	(37,775)	—	(37,775)	-100%
Other operating expenses	990	—	990	100%

TOTAL OPERATING EXPENSES	68,960	74,936	(5,976)	-8%

(LOSS) INCOME FROM OPERATIONS	(8,972)	1,245	(10,217)	-821%

OTHER INCOME (EXPENSE):
Interest income	22	281	(259)	-92%
Miscellaneous expense	(926)	(645)	(281)	44%
Interest expense	(6,336)	(6,535)	199	-3%

TOTAL OTHER EXPENSE, NET	(7,240)	(6,899)	(341)	5%

NET LOSS	$(16,212)	$(5,654)	$(10,558)	187%

Production

Oil and natural gas production. Total oil, natural gas and plant product production of 1,104 MBoe decreased 446 MBoe, or 29%, during the three months ended March 31, 2013 compared to the same period in 2012 as a result of downtime in the fields requiring hot work, which was delayed due to the BSEE requirements for approval after the West Delta 32 incident, in addition to pipeline repairs and winter weather.

Revenues

Total revenues. Total revenues for the three months ended March 31, 2013 of $60.0 million decreased $16.2 million, or 21%, over the comparable period in 2012.

Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, decreased $15.6 million, or 19%, for the three months ended March 31, 2013 compared to the same period in 2012 as a result of lower oil, gas and plant product production due to West Delta 32 incident, pipeline repairs and winter weather and lower oil and plant product prices partially offset by higher gas prices.

We entered into certain oil and natural gas commodity derivative contracts in 2013 and 2012. We realized gains on these derivative contracts in the amounts of $0.3 million for the three months ended March 31, 2013 and $1.5 million for the three months ended March 31, 2012. We recognized unrealized losses of $6.2 million for the three months ended March 31, 2013 and $6.7 million in the same period of 2012.

Excluding hedges, we realized average oil prices of $109.78 per barrel and $114.42 per barrel and gas prices of $3.60 per Mcf and $2.55 per Mcf for the three months ended March 31, 2013 and 2012, respectively. Average prices realized from the sale of gas on a first quarter basis reflected the economic turnaround that began during 2012. Oil prices were lower on a quarter basis compared to 2012. We expect commodity prices to remain volatile in the future.

Operating Expenses

Lease operating costs. Our lease operating costs for the three months ended March 31, 2013 were $43.2 million, or $39.13 per Boe. For the three months ended March 31, 2012, our lease operating costs were $43.2 million, or $27.90 per Boe. Lease operating expenses remained relatively flat for the three months ended March 31, 2013 compared to the same period in 2012. The increase in cost per Boe during 2013 was primarily attributable to decreased production.

Workover costs. Our workover costs for the three months ended March 31, 2013 were $2.1 million, a decrease of $0.5 million compared to the first three months in 2012. For the three months ended March 31, 2013, Eugene Island 240, West Cameron 20/45, High Island A283, South Timbalier 190/203 and Vermilion 119/120/124 were the primary workover expense projects.

Exploration. Our exploration expenses for the three months ended March 31, 2012 were $0.9 million. There were no exploration costs for the same period in 2013. Exploration costs for 2012 included expenses to drill a non-operated well, South Pelto 13, which was unsuccessful.

Depreciation, depletion, amortization and impairment. DD&A expense was $11.6 million, or $10.47 per Boe, for the three months ended March 31, 2013 and $12.4 million, or $7.98 per Boe, for the three months ended March 31, 2012. The decrease in DD&A for the three months ended March 31, 2013 was a result of lower production and reduced asset basis as a result of the impairments recorded in 2012. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded a $33.0 million impairment for the three months ended March 31, 2013 and no impairment for the same period in 2012.

General and administrative expenses. G&A expense was $10.7 million, or $9.69 per Boe, for the three months ended March 31, 2013 and $6.4 million, or $4.15 per Boe, for the same period in 2012. The increase in G&A expense for the three months ended March 31, 2013 was due to an increase in staff and related administrative costs, in addition to higher legal fees, severance costs, consultant expenses and insurance costs.

Gain on involuntary conversion of asset. On September 27, 2012, an incident occurred on our High Island 443 A-2 ST well which required the closing of the blind/shear rams to properly shut in and maintain control of the well due to several days of unsuccessful attempts to repair a small hydrocarbon leak on a conductor riser. Additional surface diagnostics found the inner casing strings to be most likely compromised. On October 12, 2012, the BSEE advised us to plug and abandon the well. We filed an insurance claim and costs were reimbursed by our insurance company. We recorded a gain of $2.4 million for additional proceeds that were received in May 2013.

Accretion expense. We recognized accretion expense of $7.5 million for the three months ended March 31, 2013 compared to $9.1 million for the three months ended March 31, 2012. The decrease in accretion expense in 2013 was primarily attributable to P&A activity that was performed in 2012 and the extended life of the remaining assets, partially offset by increased liability, in the first three months of 2013.

Gain on sale of asset. Gain on sale of asset of $37.8 million was primarily related to the sale of four fields to Renaissance Offshore, LLC for approximately $52.5 million subject to normal purchase price adjustments on March 26, 2013.

Other operating expenses. Other operating expenses of $1.0 million were related to our consolidation of Freedom Well Services, LLC.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been capital contributions from our members, proceeds from the offering of our senior notes, which closed in November 2010, borrowings under our lines of credit and cash flows from operations. We believe that our working capital requirements, contractual obligations and expected capital expenditures discussed below, as well as our other liquidity needs for the next twelve months, can be met from cash flows provided by operations, capital contributions, the release of P&A related escrows for the sale of four fields to Renaissance Offshore, LLC in March 2013 and insurance reimbursements for P&A costs on the High Island

443 A-2 well (after a deductible of $0.5 million). Additionally, once the High Island 443 A-2 ST well was plugged, we started operations to sidetrack the High Island 443 A-5 well on the same platform. The costs associated with the High Island 443 A-5 drill are also insurance recoverable. Our primary use of capital has been for the acquisition, development and exploitation of oil and natural gas properties as well as providing collateral to secure our P&A obligations. We are currently evaluating new sources of liquidity including, but not limited to (i) entering into a new revolving credit facility and (ii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. We continue to review our escrow accounts to determine if there are opportunities to replace our letters of credit, which are 100% cash-backed, with surety bonds.

Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.

Senior Secured Revolving Credit Facility

On December 24, 2010, we entered into an aggregate $110 million Credit Facility with Capital One, N.A., as administrative agent and a lender thereunder. The Credit Facility is comprised of (1) a senior secured reserve-based Revolving Credit Facility, under which our initial borrowing base was set at $35 million and (2) a $75 million secured Letter of Credit Facility, which is to be used exclusively for the issuance of letters of credit in support of our future P&A obligations relating to our oil and gas properties. The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the borrowing based utilization percentage in effect from time to time. The borrowing base under our Revolving Credit Facility is subject to redetermination on a semi-annual basis, effective April 1 and October 1, and up to one additional time during any six month period, as may be requested by either us or the administrative agent, acting at the direction of the majority of the lenders. The borrowing base redetermination date has been rescheduled to May 31, 2013. The borrowing base will be determined by the administrative agent in its sole discretion and consistent with its normal oil and gas lending criteria in existence at that particular time. Our obligations under the Credit Facility are guaranteed by our existing subsidiaries and are secured on a first-priority basis by all of our and our subsidiaries’ assets, in the case of the Revolving Credit Facility, and by cash collateral, in the case of the Letter of Credit Facility. The Credit Facility has a maturity date of June 22, 2014.

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

The Credit Facility requires that the ratio of our consolidated current assets to our consolidated current liabilities never be less than 1.0 to 1.0. In addition, our Credit Facility requires that as of the end of each quarter, our ratio of consolidated EBITDA to our consolidated interest charges for the four immediately preceding consecutive fiscal quarters never be less than 3.0 to 1.0 and the ratio of debt to consolidated EBITDA for the four immediately preceding consecutive fiscal quarters should not exceed 2.5 to 1.0. The most recent amendment removed the current ratio covenant and replaced it with a payables restriction covenant, which does not allow accounts payable greater than 90 days old to exceed $6.0 million in the aggregate, excluding certain vendors. For the quarter ended March 31, 2013 only, the interest coverage ratio covenant was amended to be no less than 2.25 to 1.00 and the leverage ratio covenant was amended to not exceed 3.5 to 1.0.

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

We have entered into various amendments to the Credit Facility. These amendments have (1) changed our amount available for borrowing under the Revolving Credit Facility from $35 million to $25 million and will further reduce the borrowing base to $15 million after the bonds posted with the Bureau of Ocean Management, Regulation and Enforcement related to the sold properties are released or terminated, (2) increased the secured letter of credit from $75 million to $200 million, (3) increased the applicable margin with respect to each ABR loan or Eurodollar loan outstanding by 1% if the credit exposure is greater than $15 million, (4) amended certain provisions governing our swap agreements, (5) updated the fees on the letters of credit to 2% on a go-forward basis, (6) updated the “change in control” definition, (7) amended the definition of debt included in the calculation of the covenants, (8) changed the maturity date from December 24, 2013 to June 22, 2014, (9) added affirmative covenants to be furnished on a weekly basis including updated cash flow projections, updated accounts payable and accounts receivable schedules, and daily production reports for the week, (10) added an affirmative covenant that we would receive certain specified capital contributions from Platinum Partners Black Elk Opportunities Fund LLC or entities designated by PPBE (the “Platinum Group”) during the first quarter of 2013, (11) revised the definition of “Event of Default” to include non-compliance with new affirmative covenants and (12) restricted returns of capital to our unitholders or distributions of our property to our equity interest holders.

As of March 31, 2013, we were in compliance with all covenants under our Credit Facility. Our revised liquidity projections demonstrate that we will most likely breach our interest coverage ratio and debt leverage ratio covenants for the second quarter ending June 30, 2013. If we are unable to maintain compliance with the covenants under our Credit Facility or obtain waivers or amendments thereof, then we would be in default under our Credit Facility and all amounts outstanding would be reclassified as current liabilities on our consolidated balance sheet. If we are unable to repay the outstanding debt as it comes due, or as necessary, obtain waivers to cure the breach of covenants, such events may have a material adverse effect on our financial position. We are currently evaluating new sources of liquidity including, but not limited to, entering into a new revolving credit facility, accessing the debt capital markets and potential asset sales of non-core and core properties to optimize our portfolio. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amount and classifications of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.

As of March 31, 2013, letters of credit in the aggregate amount of $137.8 million were outstanding under the Letter of Credit Facility and we had $25.0 million in borrowings under the Revolving Credit Facility. As of May 14, 2013, we had no amount available for additional borrowings under the Revolving Credit Facility.

For a further discussion of our Credit Facility, please see “Notes to Consolidated Financial Statements—Note 7—Debt and Notes Payable” in this Form 10-Q.

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

As of March 31, 2013, we were in compliance with all covenants under the Indenture.

Member Contributions

On May 31, 2011, Platinum entered into a contribution agreement with us, whereby Platinum made a capital contribution of $30 million in exchange for 30 million of our Class D Units. The Class D Units are non-voting units having an aggregate liquidation preference of $30 million and accruing dividends payable in kind at a rate per annum of 24%, compounded annually to the extent they are not distributed. The dividends are expected to be repaid after the Notes mature.

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

In the first quarter of 2013, we entered into contribution agreements with PPBE or the Platinum Group pursuant to which we have issued 40 million additional Class E Units and 3 million additional Class B Units to the Platinum Group for an aggregate offering price of $40.0 million. As of May 14, 2013, we have issued an aggregate $50.0 million of Class E Units and 3.8 million Class B Units. On March 31, 2013, we issued an additional 2,522,693.340 Class E Units as paid-in-kind dividends to the holders of Class E Units on such date.

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

Capital Expenditures

We expect total capital expenditures to be approximately $130 million for 2013 (excluding expenditures directly related to any acquisitions or costs to be reimbursed by insurance). Approximately $43.6 million was expended in the first three months of 2013 for various projects including recompletions and drilling, and the remaining $86.4 million will be used for drilling and development during the remainder of the year. The capital expenditure limitation set forth in the Indenture was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year after December 31, 2011.

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

To date, our 2013 capital budget has been funded from cash flow from operations, capital contributions, sale of four fields to Renaissance in March 2013 for $52.5 million and insurance reimbursements for P&A costs on the High Island 443 A-2 well (before a deductible of $0.5 million). We are currently evaluating new sources of liquidity including, but not limited to (i) entering into a new revolving credit facility and (ii) accessing the debt capital markets. Additionally, we are evaluating potential asset sales of core and non-core assets to optimize our portfolio. We continue to review our escrow accounts to determine if there are opportunities to replace our letters of credit, which are 100% cash-backed, with surety bonds. We believe the cash flow from operations, $50 million in capital contributions, release of P&A escrows related to the asset sale and insurance reimbursement on the P&A costs on the High Island 443 A-2 well and drilling of the replacement well, High Island 443 A-5 ST, along with new sources of liquidity described above should be sufficient to fund our 2013 capital expenditure budget.

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

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$13,429	$28,269
Net cash provided by (used in) investing activities	4,353	(16,746)
Net cash provided by (used in) financing activities	11,369	(11,589)

Net increase (decrease) in cash and equivalents	$29,151	$(66)

Cash flows provided by operating activities. Cash provided by operating activities totaled $13.4 million during the three months ended March 31, 2013 compared to $28.3 million during the three months ended March 31, 2012. Significant components of net cash provided by operating activities during the three months ended March 31, 2013 included $10.2 million of changes in operating assets and liabilities and $19.4 million of non-cash items, primarily DD&A expense, impairment and accretion of asset retirement obligations partially offset by gain on sale of asset. The change in operating assets and liabilities and non-cash items were partially offset by the net loss, which was a result of lower production and lower oil and plant product prices.

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

Cash flows provided by (used in) investing activities. Cash provided by investing activities totaling $4.4 million in the three months ended March 31, 2013 was primarily attributable to the sale of four fields to Renaissance Offshore, LLC partially offset by additions to the oil and gas properties during the period and the funding of the future P&A obligations through escrow. Cash used in investing activities in the comparable period of 2012 totaling $16.7 million was attributable to oil and gas property additions and the funding of the future P&A obligations through escrow.

Cash flows provided by (used in) financing activities. Cash flows provided by financing activities of $11.4 million in the three months ended March 31, 2013 were attributable to contributions from the Platinum Group and PPVA Equity and borrowings under the Credit Facility partially offset by payments on the Credit Facility and short-term notes. Cash flows used in financing activities of $11.6 million during the three months ended March 31, 2012 were attributable to payments on the Credit Facility and short term notes, tax distributions to members and debt issue costs partially offset by borrowings on the Credit Facility

Asset Retirement Obligations

As many as four times per year, we review and, to the extent necessary, revise our asset retirement obligation estimates. In 2012, our asset retirement obligation increased by $56.8 million primarily as a result of our revaluation of our P&A liability, which included updates to our estimates as well as expected useful life. In 2012, we also recognized $36.4 million in accretion expense. During the three months ended March 31, 2013, we decreased our asset retirement obligations by $28.4 million primarily as a result of the sale of four fields to Renaissance Offshore, LLC. For the three months ended March 31, 2013, we recognized $7.5 million in accretion expense.

At March 31, 2013 and December 31, 2012, we recorded total asset retirement obligations of $317.1 million and $345.5 million, respectively, and have funded approximately $223.4 million and $215.3 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of March 31, 2013 and December 31, 2012, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at March 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$175,145	$10,077	$165,060	$8	$—
Interest on debt and notes payable	56,535	22,004	34,531	—	—
Operating leases (1)	37,982	25,752	4,448	3,548	4,234

Total contractual obligations	269,662	57,833	204,039	3,556	4,234
Other Obligations
Asset retirement obligations (2)	317,076	31,275	141,079	36,211	108,511

Total obligations (3)	$586,738	$89,108	$345,118	$39,767	$112,745

(1)	Consists of office space leases for our Houston, Texas offices and services provided in the office.
(2)	Asset retirement obligations will be partially funded via the escrow.
(3)	Does not include Class E or D Preferred Units as they are conditionally redeemable at the holders’ option.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

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

At March 31, 2013, commodity derivative instruments were in place covering approximately 62% of our projected oil sales volumes and 39% of our projected natural gas volumes through 2013.

Please see “Notes to Consolidated Financial Statements—Note 5—Derivative Instruments” in this Form 10-Q for additional discussion regarding the accounting applicable to our hedging program.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition” is based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in “Notes to Consolidated Financial Statements—Note 3—Oil and Gas Properties” in this Form 10-Q as well as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Form 10-K.

Inflation and Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three months ended March 31, 2013, we received an average of $109.78 per barrel of oil and $3.60 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts, compared to $114.42 per barrel of oil and $2.55 per Mcf of natural gas, respectively, in the three months ended March 31, 2012. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. During 2012, commodity prices have softened and services and costs have not decreased in proportion to the lower prices. Higher costs are partially fueled by unconventional plays onshore as well as resource shifts out of the Gulf of Mexico.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our annualized production for the three months ended March 31, 2013, our annual revenue would increase or decrease by approximately $16.7 million for each $10.00 per barrel change in oil prices and $14.8 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our total annual production for the year ended December 31, 2012, our revenues would have increased or decreased by approximately $19.8 million for each $10.00 per barrel change in oil prices and $17.9 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.

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

At March 31, 2013, the fair value of our commodity derivatives were included in our consolidated balance sheets for approximately $4.5 million as current liabilities and $4.4 million as long-term liabilities. At December 31, 2012, the fair value of our commodity derivatives was approximately $2.4 million and $5.1 million, which were recorded as current assets and long-term liabilities, respectively. For the three months ended March 31, 2013, we realized a net increase in oil and natural gas revenues related to hedging transactions of approximately $0.3 million and an increase for the same period in 2012 of $1.5 million.

As of March 31, 2013, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
December 2013 - December 2013	Swap	27,750	$96.90
April 2013 - October 2013	Swap	27,750	$96.90
November 2013 - November 2013	Swap	26,800	$96.90
April 2013 - December 2013	Swap	19,750	$85.90
January 2014 - February 2014	Swap	19,000	$96.90
April 2013 - June 2013	Swap	15,542	$100.80
January 2014 - December 2014	Swap	15,000	$65.00
January 2014 - May 2014	Swap	10,083	$100.80
December 2013 - December 2013	Swap	10,042	$100.80
July 2013 - July 2013	Swap	7,132	$100.80
August 2013 - August 2013	Swap	5,980	$100.80
September 2013 - September 2013	Swap	3,897	$100.80
October 2013 - October 2013	Swap	3,259	$100.80
April 2013 - April 2013	Swap	23,812	$88.80
May 2013 - May 2013	Swap	24,012	$88.80
June 2013 - June 2013	Swap	29,752	$88.80
July 2013 - July 2013	Swap	23,143	$88.80
August 2013 - August 2013	Swap	24,915	$88.80
September 2013 - September 2013	Swap	28,688	$88.80
October 2013 - October 2013	Swap	28,006	$88.80
November 2013 - November 2013	Swap	31,605	$88.80
December 2013 - December 2013	Swap	38,743	$88.80
January 2014 - January 2014	Swap	4,723	$88.80
February 2014 - February 2014	Swap	13,313	$88.80
March 2014 - March 2014	Swap	8,413	$88.80
April 2014 - April 2014	Swap	12,473	$88.80
May 2014 - May 2014	Swap	11,793	$88.80
June 2014 - June 2014	Swap	15,546	$88.80
July 2014 - July 2014	Swap	11,845	$88.80
August 2014 - August 2014	Swap	13,165	$88.80
September 2014 - September 2014	Swap	16,235	$88.80
October 2014 - October 2014	Swap	15,605	$88.80
November 2014 - November 2014	Swap	18,525	$88.80
December 2014 - December 2014	Swap	22,526	$88.80
April 2013 - April 2013	Swap	35,000	$87.85
May 2013 - May 2013	Swap	36,000	$87.85
June 2013 - June 2013	Swap	23,000	$87.85
July 2013 - July 2013	Swap	15,000	$87.85
August 2013 - August 2013	Swap	11,000	$87.85
September 2013 - September 2013	Swap	20,000	$87.85
October 2013 - October 2013	Swap	4,000	$87.85
November 2013 - November 2013	Swap	250	$87.85
December 2013 - December 2013	Swap	2,500	$87.85
January 2014 - January 2014	Swap	46,000	$87.85
February 2014 - February 2014	Swap	25,000	$87.85
March 2014 - March 2014	Swap	56,000	$87.85
April 2014 - April 2014	Swap	45,000	$87.85
May 2014 - May 2014	Swap	46,000	$87.85
June 2014 - June 2014	Swap	48,000	$87.85
July 2014 - July 2014	Swap	36,000	$87.85
August 2014 - August 2014	Swap	34,000	$87.85
September 2014 - September 2014	Swap	26,000	$87.85
October 2014 - October 2014	Swap	27,000	$87.85
November 2014 - November 2014	Swap	20,000	$87.85
December 2014 - December 2014	Swap	31,000	$87.85
September 2013 - September 2013	Swap	(17,500)	$89.15

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
April 2013 - June 2013	Swap	200,669	$4.94
July 2013 - July 2013	Swap	148,788	$4.94
August 2013 - August 2013	Swap	139,212	$4.94
January 2014 - June 2014	Swap	129,960	$4.94
December 2013 - December 2013	Swap	119,462	$4.94
September 2013 - September 2013	Swap	116,125	$4.94
April 2013 - December 2013	Swap	104,000	$4.60
October 2013 - October 2013	Swap	91,166	$4.94
January 2014 - February 2014	Swap	82,000	$4.60
November 2013 - November 2013	Swap	64,926	$4.94
April 2013 - December 2013	Swap	47,000	$5.00
April 2013 - April 2013	Swap	56,381	$4.09
May 2013 - May 2013	Swap	54,278	$4.09
June 2013 - June 2013	Swap	25,731	$4.09
July 2013 - July 2013	Swap	36,765	$4.09
August 2013 - August 2013	Swap	34,275	$4.09
September 2013 - September 2013	Swap	31,739	$4.09
October 2013 - October 2013	Swap	34,551	$4.09
November 2013 - November 2013	Swap	28,939	$4.09
December 2013 - December 2013	Swap	37,906	$4.09
January 2014 - January 2014	Swap	43,347	$4.09
February 2014 - February 2014	Swap	32,636	$4.09
March 2014 - March 2014	Swap	46,764	$4.09
April 2014 - April 2014	Swap	41,253	$4.09
May 2014 - May 2014	Swap	40,391	$4.09
June 2014 - June 2014	Swap	20,112	$4.09
July 2014 - July 2014	Swap	39,283	$4.09
August 2014 - August 2014	Swap	34,246	$4.09
September 2014 - September 2014	Swap	29,753	$4.09
October 2014 - October 2014	Swap	28,635	$4.09
November 2014 - November 2014	Swap	27,081	$4.09
December 2014 - December 2014	Swap	34,114	$4.09
January 2015 - January 2015	Swap	27,838	$4.09
February 2015 - February 2015	Swap	24,461	$4.09
March 2015 - March 2015	Swap	26,443	$4.09
June 2014 - June 2014	Swap	40,391	$4.19
July 2014 - July 2014	Swap	20,112	$4.19
August 2014 - August 2014	Swap	39,283	$4.19
September 2014 - September 2014	Swap	34,246	$4.19
October 2014 - October 2014	Swap	29,753	$4.19
November 2014 - November 2014	Swap	28,635	$4.19
December 2014 - December 2014	Swap	27,081	$4.19
January 2015 - January 2015	Swap	34,114	$4.19
February 2015 - February 2015	Swap	27,838	$4.19
March 2015 - March 2015	Swap	24,461	$4.19

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements—Note 5—Derivative Instruments” in this Form 10-Q.

Credit Risk

We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables, which totaled $18.8 million at March 31, 2013 and $17.8 million at December 31, 2012. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries, the receivables totaled $30.6 million at March 31, 2013 and $27.2 million at December 31, 2012. We also have credit risk associated with our financially settled crude oil and natural gas swaps. As of March 31, 2013, all of our swaps were with BP Energy Company as the counterparty.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Revolving Credit Facility, which bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 2.75% to 3.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.25% to 2.00%. The applicable margin is computed based on the grid when the borrowing based utilization percentage is at its highest level. Based on the $25.0 million outstanding under the Revolving Credit Facility as of March 31, 2013, an increase of 100 basis points in the underlying interest rate would have had a $0.3 million impact on our annual interest expense. However, there is no guarantee that we will not borrow additional amounts under the Revolving Credit Facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We do not believe our variable interest rate exposure warrants entry into interest rate hedges and, therefore, we have not hedged our interest rate exposure. However, to reduce our exposure to changes in interest rates for our borrowings under the Revolving Credit Facility, we may in the future enter into interest rate risk management arrangements for a portion of our outstanding debt to alter our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) at March 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were not effective. See “Material Weakness” below.

Material Weakness. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we identified control deficiencies that constituted a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2012 and March 31, 2013:

•

Financial Close Process: Controls over our financial accounting and reporting processes were deficient in accounting for non-routine and non-systematic transactions. These deficiencies resulted from the difficulty in the following:

•	The updated asset portion of the revised estimate of our asset retirement obligations were not included in the impairment computation of Net Book Value.

Remediation. To remediate this material weakness, during 2013, management will continue executing the remediation program that began during early 2013, which includes assessing the adequacy of processes and procedures underlying the specific areas discussed above, expanding and strengthening our controls surrounding the multi-client process and strengthening our policies, procedures and controls surrounding accrued expenses ensuring cooperation and coordination with departments outside of the accounting department.

Changes in Internal Control Over Financial Reporting. Other than the measures described above under “Remediation” and the appointment of our Chief Financial Officer, Bruce Koch, on April 16, 2013, there has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Regulatory Investigation and Audit. The cause of the West Delta 32 Incident is being investigated by BSEE, in coordination with the U.S. Coast Guard. This investigation is still ongoing. The United States Chemical Safety and Hazard investigation board has also made inquiry of us regarding the incident but indicated that they will not open an investigation. We are fully cooperating with all government agencies.

On November 21, 2012, BSEE sent us a letter requiring us to take certain actions and to improve our performance. The letter made reference to, among other things, the November 16, 2012 incident. BSEE stated in the letter that if we did not improve our performance, we would be subject to additional enforcement action up to and including possible referral to the Bureau of Ocean Energy Management to revoke our status as an operator on all of our existing facilities. We have undertaken the actions BSEE required of us in the November 21 letter and have been regularly reporting to BSEE our progress on those required improvements. One of those actions was to engage a third-party company to perform an audit of our entire SEMS program. BSEE participated in the third-party audit and after reviewing the results, it issued a letter to Black Elk on April 24, 2013 stating that “Black Elk’s SEMS meets the intent of BSEE regulations and policies, provided that the Corrective Action Plan is implemented in accordance with Black Elk’s SEMS Audit Report.”

We currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the investigations and the audit. As a result of the investigation, it is possible that BSEE could issue Incidents of Non-Compliance and associated penalties, as well as enjoin us from operating part or all of West Delta 32. We intend to vigorously defend the Company against potential enforcement actions.

For the proceedings listed below, we are currently evaluating the plaintiff’s claims and determining appropriate courses of response with the aid of legal counsel. These proceedings are at a preliminary stage; accordingly, we currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings. Some or all of the costs of defense and liability (if any) may be covered under our General Liability insurance policy. We intend to vigorously defend the Company in these proceedings. We are currently in the early stages of litigation for each proceeding and are therefore unable to determine whether these proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Civil Litigation. As of May 14, 2013, several civil lawsuits have been filed as a result of the West Delta 32 Incident. On January 8, 2013, five investors in Black Elk Energy, LLC (“BEE”) filed a purported derivative action on behalf of BEE in the 164th Judicial District of Harris County, Texas against our President and CEO, John Hoffman; our majority unit holder, PPVA Black Elk (Equity) LLC; several entities affiliated with PPVA Black Elk (Equity) LLC; and Iron Island Technologies, Inc. The lawsuit originally alleged that the defendants improperly diluted BEE’s percentage ownership in our company and that the defendants’ alleged gross mismanagement harmed BEE by allegedly causing a credit rating downgrade and a prospective buyer to reduce an alleged offer price for our company. The plaintiffs seek an unspecified amount of damages on behalf of BEE in connection with these claims. On

February 7, 2013, the plaintiffs amended their petition, adding another BEE unit holder as a named plaintiff and joining as defendants additional parties, including Freedom Well Services, LLC, Freedom Logistics, LLC, Elk Well Services, LLC, Freedom HHC Management LLC, and FWS Employee Incentive LLC. On March 8, 2013, the plaintiffs amended their petition for a second time to delete certain factual allegations regarding dilution of BEE’s interest in our company. On April 16, 2013, the court ordered the plaintiffs to amend their petition a third time to define their claims against the defendants and to make clear that the plaintiffs were not asserting any claims based on the dilution of BEE’s percentage ownership in our company. The plaintiffs have since filed two amended petitions, which attempt to respond to the court’s order, and which add new allegations of improper spending. Two prior lawsuits alleging many of the same facts have been dismissed. This case is being defended vigorously.

On March 22, 2013, these same investor plaintiffs filed a purported derivative action on behalf of BEE in the Supreme Court of New York County in the State of New York. The suit is filed against our company; John Hoffman; our majority unit holder, PPVA Black Elk (Equity) LLC; several entities and individuals affiliated with PPVA Black Elk (Equity) LLC; and Iron Island Technologies, Inc. The plaintiffs allege that the defendants improperly diluted BEE’s percentage ownership in our company; it is unclear whether plaintiffs are also asserting claims with respect to the West Delta 32 Incident in connection with this separate lawsuit. The plaintiffs seek an unspecified amount of damages individually and on behalf of BEE in connection with these claims. Like the Harris County lawsuit, this case is being defended vigorously.

On January 31, 2013, eight individual plaintiffs sued Black Elk Energy Offshore Operations, LLC (“BEEOO”), BEE, and three independent contractors (Wood Group USA, Inc., Compass Engineering and Consultants, LLC, and Enviro-Tech Specialties, Inc.) in the United States District Court for the Southern District of Texas. The plaintiffs seek to recover for injuries they allege to have suffered in connection with the West Delta 32 Incident. The plaintiffs allege that they were employed by Grand Isle Shipyard, Inc., and that they were working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. The plaintiffs seek $100 million in actual damages and $300 million in punitive damages.

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

On April 29, 2013, Grand Isle Shipyards, Inc. sued BEEOO, Enviro Tech Systems, LLC, Wood Group USA, Inc., and Compass Engineering & Consultants, LLC in the United States District Court for the Eastern District of Louisiana for damages it alleged incurred in connection with the explosion and fire West Delta 32. Grand Isle Shipyard specifically seeks damages for loss of property and equipment, expenses in the form of indemnity and medical benefits paid to or on behalf of its employees, and for unpaid invoices in connection with the work it performed at West Delta 32. Finally, Grand Isle Shipyards seeks a declaration that the Louisiana Oilfield Anti-Indemnity Act voids all contractual defense indemnity and additional insured provisions in the Master Service Agreement between Grand Isle Shipyard and BEEOO.

Other Litigation. On April 29, 2013, a former employee, Micah Bowen, filed a lawsuit in the 11th District Court of Texas, Harris County, alleging that his employment was unlawfully terminated pursuant to the Texas Supreme Court’s decision in Sabine Pilot for refusing to provide false information to the Company’s auditors relating to expenses incurred by and actions taken in relation to a former Company employee. The claimant alleges that Company executives knew of the former employee’s conduct and failed to take appropriate steps to stop it. The claimant seeks an unspecified amount of damages. Some or all of the costs of defense and liability (if any) may be covered under the Company’s Employment Practices Liability Insurance (EPL) insurance policy. We deny these allegations and are defending this case vigorously.

Other Regulatory Items. On June 27, 2012, we received notice from BSEE that administrative civil penalty proceedings had been initiated for two INCs issued as a result of an incident that occurred on October 9, 2011 at one of our offshore platforms. The matter has been resolved with BEEOO paying a civil penalty of $140,000.

We are also subject to certain other environmental matters and regulations. For a discussion of these items, see “Item 1. Business—Environmental and Occupational Health and Safety Regulation” in our 2012 Form 10-K.

We are party to various other litigation matters arising in the ordinary course of business. We do not believe the outcome of these disputes or legal actions will have a material adverse effect on our financial statements.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our 2012 Form 10-K. The risks described in the 2012 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in the 2012 Form 10-K. We may experience additional risks and uncertainties not currently known to us, or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 6. Exhibits

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

**2.1	Purchase and Sale Agreement by and between Black Elk Energy Offshore Operations, LLC as Seller and Renaissance Offshore, LLC as Purchaser, dated as of March 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

**2.2	First Amendment to Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and Renaissance Offshore, LLC, effective as of March 22, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

3.6	Third Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of January 25, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on January 31, 2013).

3.7	Fourth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of February 12, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 19, 2013).

3.8	Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of April 9, 2013 (incorporated by reference to Exhibit 3.10 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

3.9	Sixth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 3, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on May 9, 2013).

4.1	Sixth Amendment to Credit Agreement, effective as of January 31, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.2	Limited Waiver and Seventh Amendment to Credit Agreement, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

Exhibit Number	Description

4.3	Sixth Amendment to Letter of Credit Facility Agreement and Amendment to Other Loan Documents, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.4	Eighth Amendment to Credit Agreement, effective as of March 26, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission Exchange Commission on April 2, 2013).

4.5	Limited Waiver and Ninth Amendment to Credit Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporated by reference to Exhibit 4.39 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

4.6	Limited Waiver and Seventh Amendment to Letter of Credit Facility Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders, and the Lenders signatory thereto (incorporated by reference to Exhibit 4.40 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

†10.1	Employment Agreement, dated as of April 16, 2013, between Bruce Koch and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 23, 2013).

†10.2	Engagement Letter, dated January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.3	Third Amendment to Purchase and Sale Agreement, dated December 19, 2012, by and between W&T Offshore, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.4	Contribution Agreement, dated as of January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and PPVA Black Elk Energy (Equity) LLC (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.5	Letter Agreement, dated February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Value Arbitrage Fund LP (incorporated by reference to Exhibit 10.19 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.6	Contribution Agreement, dated as of February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC (incorporated by reference to Exhibit 10.20 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.7	Contribution Agreement, dated as of February 13, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC (incorporated by reference to Exhibit 10.21 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.8	Contribution Agreement, dated as of February 14, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC (incorporated by reference to Exhibit 10.22 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.9	Contribution Agreement, dated as of February 22, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC (incorporated by reference to Exhibit 10.23 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

Exhibit Number	Description

10.10	Offer and Separation Agreement and General Release Offer, dated as of April 1, 2013, by and between Black Elk Energy Offshore Operations, LLC and Douglas W. Fehr (incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to the Renaissance PSA and First Amendment have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
†	Management contract or compensatory plan or arrangement.
§	Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC (Registrant)

Date: May 15, 2013	By:	/s/ Bruce Koch
Bruce Koch
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Exhibit Number	Description

**2.1	Purchase and Sale Agreement by and between Black Elk Energy Offshore Operations, LLC as Seller and Renaissance Offshore, LLC as Purchaser, dated as of March 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

**2.2	First Amendment to Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and Renaissance Offshore, LLC, effective as of March 22, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

3.1	Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.2	Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.3	Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.4	First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

3.5	Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011).

3.6	Third Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of January 25, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on January 31, 2013).

3.7	Fourth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of February 12, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 19, 2013).

3.8	Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of April 9, 2013 (incorporated by reference to Exhibit 3.10 to the Form 8-K filed with the Securities and Exchange Commission on April 15, 2013).

3.9	Sixth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 3, 2013 (incorporated by reference to Exhibit 3.1 to the Form 10-K filed with the Securities and Exchange Commission on May 9, 2013).

4.1	Sixth Amendment to Credit Agreement, effective as of January 31, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.2	Limited Waiver and Seventh Amendment to Credit Agreement, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.3	Sixth Amendment to Letter of Credit Facility Agreement and Amendment to Other Loan Documents, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

4.4	Eighth Amendment to Credit Agreement, effective as of March 26, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission Exchange Commission on April 2, 2013).

4.5	Limited Waiver and Ninth Amendment to Credit Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporated by reference to Exhibit 4.39 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

4.6	Limited Waiver and Seventh Amendment to Letter of Credit Facility Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders, and the Lenders signatory thereto (incorporated by reference to Exhibit 4.40 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

†10.1	Employment Agreement, dated as of April 16, 2013, between Bruce Koch and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 23, 2013).

†10.2	Engagement Letter, dated January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.3	Third Amendment to Purchase and Sale Agreement, dated December 19, 2012, by and between W&T Offshore, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.4	Contribution Agreement, dated as of January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and PPVA Black Elk Energy (Equity) LLC (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.5	Letter Agreement, dated February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Value Arbitrage Fund LP (incorporated by reference to Exhibit 10.19 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.6	Contribution Agreement, dated as of February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC (incorporated by reference to Exhibit 10.20 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.7	Contribution Agreement, dated as of February 13, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC (incorporated by reference to Exhibit 10.21 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.8	Contribution Agreement, dated as of February 14, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC (incorporated by reference to Exhibit 10.22 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.9	Contribution Agreement, dated as of February 22, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC (incorporated by reference to Exhibit 10.23 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.10	Offer and Separation Agreement and General Release Offer, dated as of April 1, 2013, by and between Black Elk Energy Offshore Operations, LLC and Douglas W. Fehr (incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to the Renaissance PSA and First Amendment have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
†	Management contract or compensatory plan or arrangement.
§	Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.