Form 10-K
period 2013-12-31
Black Elk Energy Offshore Operations, LLC
filed 2014-03-31
CIK 1518909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
___________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file no. 333-174226
___________________________________________________
BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Texas	38-3769404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11451 Katy Freeway, Suite 500 Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)
(281) 598-8600
(Registrant’s telephone number, including area code)
 ___________________________________________________
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
As of March 31, 2014, there were 1,361,300 Class A Units, 114,277,308.5 Class B Units, 12,031,250 Class C Units and 109,743,693 Class E Units issued and outstanding.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Exhibits incorporated by reference are referred to under Part IV of this annual report.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC’S
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

ii

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
As of December 31, 2013, our leasehold position encompassed approximately 457,065 gross ((223,852) net) acres, 935 gross (444 net) wells and 58 production platforms. As of December 31, 2013, we had estimated total proved oil, natural gas and NGL reserves of 26.0 MMBoe (45% oil) with a PV-10 value of $636 million based on the reserve report as of December 31, 2013 (“NSAI Report”) of Netherland, Sewell & Associates, Inc., independent petroleum engineers (“NSAI”), using U.S. Securities and Exchange Commission (“SEC”) pricing based on the average price as of the first day of each of the twelve months ended December 31, 2013. For 2013, our net daily production averaged approximately 11,388 Boepd.
Our Acquisition History
In 2008, we acquired our first field, the South Timbalier 8, located in Louisiana state waters in the Gulf of Mexico. This acquisition was followed by an additional field acquisition in U.S. federal waters in the Gulf of Mexico, the West Cameron 66.
On October 29, 2009, we purchased interests in approximately 35 fields and 350 wells primarily located in U.S. federal waters of the outer continental shelf of the Gulf of Mexico (the “Outer Continental Shelf” or “OCS”) encompassing approximately 195,000 gross (71,000 net) acres (the “W&T Properties”) from W&T Offshore, Inc. (“W&T”). The W&T Properties also included related leases, platforms, equipment and other associated assets. The purchase price was $30 million plus the assumption of approximately $73.3 million of undiscounted asset retirement obligations related to plugging and abandonment (“P&A”) obligations associated with the W&T Properties, subject to customary effective-date adjustments and closing adjustments. The W&T Properties had a PV-10 value of $121.1 million and estimated proved reserves of 8.8 MMBoe, which accounted for approximately 19% of our total PV-10 value and approximately 34% of our total proved reserves at such time.
During the first quarter of 2010, we acquired six fields and added interests in an additional 40 wells spanning approximately 13,900 gross (6,400 net) acres, primarily located within Texas state waters in the Gulf of Mexico from Chroma Oil and Gas, LP. On September 30, 2010, we acquired interests in 27 properties across approximately 195,944 gross (103,130 net) acres (the “Nippon Properties”) in the Gulf of Mexico from Nippon Oil Exploration U.S.A. (“Nippon”). The Nippon Properties included interests in 90 producing wells, 223 wellbores, 41 platforms and 19 producing fields. The purchase price was $5 million plus the assumption of approximately $95.6 million of undiscounted asset retirement obligations related to P&A obligations associated with the Nippon Properties, subject to customary effective-date adjustments and closing adjustments. As of December 31, 2013, the Nippon Properties had a PV-10 value of $31.1 million and estimated proved reserves of 4.9 MMBoe, which accounted for approximately 5% of our total PV-10 value and approximately 19% of our total proved reserves at such time.
In February 2011, we acquired additional properties (the “Maritech Properties”) in the Gulf of Mexico, strategically located among our existing assets in federal waters, from Maritech Resources Incorporated (“Maritech”). The Maritech Properties consisted of eight fields and interests in 105 gross (43 net) wells and approximately 45,500 gross (22,200 net) acres.
On May 31, 2011, we acquired certain interests in various properties across approximately 250,126 gross (127,894 net) acres (the “Merit Properties”) in the Gulf of Mexico in Texas and federal waters from Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., MEP III GOM, LLC, Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P., and Merit Energy Partners F-III, L.P. (the “Merit Entities”). In

connection with the acquired Merit Properties, we entered into a contribution agreement with Platinum Partners Value Arbitrage Fund L.P., and/or certain of its affiliates (collectively “Platinum”), whereby Platinum made a capital contribution of $10 million in cash and $20 million of financial instruments deemed by us to be a cash equivalent, collateralized by certain accounts receivables, in exchange for 30 million of our Class D Preferred Units (the “Class D Units”). As of December 31, 2013, the Merit Properties had a PV-10 value of $224.4 million and estimated proved reserves of 9.7 MMBoe, which accounted for approximately 35% of our total PV-10 value and approximately 37% of our total proved reserves at such time.
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

•
Expand geographic focus to create a balanced portfolio of onshore and offshore reserves. Our management team has a wide experience base. We intend to leverage that experience and expertise to enhance our reserve and cash flow base. We are continuing to acquire under-capitalized Gulf of Mexico as assets.

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

•
Efficient management of our Plugging and Abandonment activities. We consider the evaluation and execution of plugging and abandonment ("P&A") activities to be one of our core competencies. We have an experienced internal team with a dedicated focus on managing our P&A activities and estimating P&A costs associated with acquisition opportunities. Our ongoing effort to manage our P&A liabilities by proactively removing inactive structures, wellbores and pipelines meaningfully reduces our operating expenses, maintenance expenses, insurance premiums and overall risk exposure. We also have an affiliation with a well service and P&A company, which provides us access to reliable equipment and workers on our decks.

•
Large inventory of opportunities. We have a large inventory of behind pipe, proved developed non-producing reserves as well as low-risk drilling locations classified as proved undeveloped (“PUD”) reserves. Probable and possible reserve classes also hold the potential to increase our opportunity set once technically fully evaluated.

•
Large acreage position. We hold interest in 457,065 gross (223,852 net) acres in the Gulf of Mexico, which will allow us to pursue the deep and ultra-deep potential that exists under current producing horizons.

Our Operations
Estimated Proved Reserves
The following table sets forth our estimated net proved reserves and the present value of such future cash flows as of December 31, 2013, 2012 and 2011. The Standardized Measure and PV-10 values shown in the table below are not intended to represent the current market value of the estimated oil and natural gas reserves we own.

	At December 31,
	2013	2012	2011
Reserve Data (1):
Estimated net proved reserves:
Oil (MBbls)	11,674	19,268	18,089
Natural gas (MMcf)	77,790	113,093	150,393
NGL (MBbls)	1,373	2,222	2,034
Total estimated net proved reserves (MBoe)	26,012	40,339	45,189
Estimated net proved developed reserves:
Oil (MBbls)	8,933	10,610	10,538
Natural gas (MMcf)	53,907	73,001	83,324
NGL (MBbls)	1,040	1,651	1,291
Total estimated net proved developed reserves (MBoe)	18,957	24,428	25,716
Percent developed	73%	61%	57%
Estimated net proved undeveloped reserves:
Oil (MBbls)	2,741	8,658	7,551
Natural gas (MMcf)	23,883	40,092	67,069
NGL (MBbls)	334	571	743
Total estimated net proved undeveloped reserves (MBoe)	7,056	15,911	19,472
PV-10 (in thousands) (2)	$635,950	$1,057,793	$1,061,408
Standardized measure (in thousands) (2)	$635,950	$1,057,793	$1,061,408
___________________________________

(1)
Our estimated net proved reserves, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $93.42 per Bbl for oil volumes and $3.67 per Mcf for gas volumes for the year ended December 31, 2013, $91.21 per Bbl for oil volumes and $2.76 per Mcf for gas volumes for the year ended December 31, 2012 and $92.71 per Bbl for oil volumes and $4.12per Mcf for gas volumes for the year ended December 31, 2011 . For oil volumes, the average West Texas Intermediate price is adjusted by field for quality, transportation fees, and regional price differentials. For gas volumes, the average regional spot prices are adjusted by field for energy content, transportation fees and regional price differentials. All prices are held constant throughout the lives of the properties. The average adjusted product prices weighted by production over the remaining lives of the properties are $107.00 per Bbl of oil, $3.933per Mcf of gas and $40.69 per Bbl of NGL.

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
Extensions, discoveries and other additions. These are additions to proved reserves that result from exploratory drilling and the acquisition of new data, including production data, seismic data and well test data.
Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process. Netherland, Sewell & Associates, Inc., ("NSAI"), our independent petroleum engineers estimated, in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC, 100% of our proved reserve information as of December 31, 2013, 2012 and 2010 included in this Form 10-K. Our internal technical persons and those at NSAI primarily responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.
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
Estimated Proved Undeveloped Reserves. Our proved undeveloped reserves at December 31, 2013 are 7.1 MMBoe, consisting of 3.1 MBbls of oil and NGLs and 23.9 Bcf of natural gas. At December 31, 2012, our proved undeveloped reserves were 15.9 MMBoe, consisting of 9.2 MBbls of oil and NGLs and 40.1 Bcf of natural gas. Decreases in proved undeveloped reserves in the past year were primarily due to the reclassification of PUD reserves to proved developed reserves as a result of our 2013 capital campaign. We also had select PUD reserves re-cataloged as unproven due to reaching the five year period. In 2013, we drilled & completed five operated wells and five non-operated wells.
Developed and Undeveloped Acreage
The following table presents the total gross and net developed and undeveloped acreage by region as of December 31, 2013:

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
Offshore (1)	457,065	223,852	720	360	457,785	224,212
Total	457,065	223,852	720	360	457,785	224,212
___________________________________

(1)	Our core areas of production in U.S. federal waters in the Gulf of Mexico are the Ship Shoal 176, Vermilion 369/370/408, South Pass 89/86, and High Island A-571 fields.
The gross and net undeveloped acres as of December 31, 2013 will expire April 2016 unless production is established within the spacing units covering the acreage prior to the applicable lease expiration dates.

Drilling Activity
During the three years ended December 31, 2013, 2012 and 2011, we drilled development and exploratory wells as set forth in the table below. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive oil	8	4.64	1	0.15	—	—
Productive natural gas	2	1.02	1	0.13	—	—
Dry	1	1	—	—	—	—
Total	11	6.24	2	0.28	—	—

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive oil	—	—	—	—	—	—
Productive natural gas	—	—	—	—	—	—
Dry	—	—	—	—	1	0.10
Total	—	—	—	—	1	0.10

Capital Expenditure Budget
We have a total capital expenditure budget of $33.8 million for 2014, excluding expenditures directly related to acquisitions, which is a 70% decrease over the approximately $113.7 million of capital expenditures invested during 2013. Our 2014 capital expenditure budget will be used for various projects including recompletions, development and drilling. To date, our 2014 capital budget has been funded from cash flow from operations. We are evaluating potential asset sales of core and non-core assets to optimize our portfolio, as well as continuing to review our escrow accounts to determine if there are opportunities to replace our letters of credit, which are 100% cash-backed, with surety bonds. We believe the cash flow from operations and potential divestitures should be sufficient to fund our 2014 capital expenditure budget.
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

Our Significant Oil and Natural Gas Properties

We have a geographically diverse asset portfolio in the Gulf of Mexico. Our interests are located offshore in U.S. federal and Louisiana and Texas state waters, with depths ranging from less than ten feet up to 7,036 feet. As of December 31, 2013, our leasehold position encompassed approximately 457,065 gross (223,852 net) acres, 935 gross (444 net) wells and 58 production platforms. As of December 31, 2013, we operated approximately 50% of the fields and 47% of the wells in our asset portfolio.
The following describes our significant properties and interests as of December 31, 2013, which at such time accounted for approximately 52% of our total PV-10 value based on the NSAI Report, and approximately 45% of our total proved reserves, totaling 12.3 MMBoe.

•
Ship Shoal 176. We acquired the Ship Shoal 176 field, which is located in approximately 100 feet of water in U.S. federal waters, in the Merit Acquisition. We have a 98% net average working interest in this field and serve as the operator. This field currently contains 12 producing wells and, as of December 31, 2013, had estimated total proved oil and natural gas reserves of 5.0 MMBoe.

•
Vermilion 369/370/408. We acquired the Vermilion 408 field, which is located in approximately 400 feet of water in U.S. federal waters, in the Merit Acquisition. We have a 100% net average working interest in this field and serve as the operator. This field currently contains 2 producing wells and, as of December 31, 2013, had estimated total proved oil and natural gas reserves of 1.5 MMBoe.

•
South Pass 89/86. We acquired the South Pass 89/86 field, which is located in approximately 388 feet of water in U.S. federal waters, in the W&T Acquisition. We have a 64% net average working interest in this field and are the operator of record. This field currently contains producing wells and, as of December 31, 2013, had estimated total proved oil and natural gas reserves of 0.7 MMBoe.

•
High Island A-571. We acquired the High Island A-571 field, which is located in approximately 300 feet of water in U.S. federal waters, in the W&T Acquisition. We have a 81% net average working interest in this field and are the operator of record. This field currently contains 4 producing wells and, as of December 31, 2013, had estimated total proved oil and natural gas reserves of 5.1 MMBoe.

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
The following table sets forth information regarding oil and natural gas production, revenues and realized prices and production costs for the years ended December 31, 2013, 2012 and 2011. For additional information on price calculations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations.”

	Year Ended December 31,
	2013	2012	2011
Net sales volumes:
Oil (MBbl)	1,730	1,977	1,991
Natural gas (MMcf)	13,294	17,884	18,188
Plant products (MGal)	8,854	13,588	12,257
Oil equivalents (MBoe)	4,156	5,281	5,314
Average sales price per unit: (1)
Oil (Bbl)	$102.17	$110.18	$105.17
Natural gas (Mcf)	$4.21	$3.73	$4.94
Oil equivalents (Boe)	$57.90	$56.50	$59.30
Costs and expenses per Boe:
Lease operating expenses	$42.63	$34.22	$29.83
Depreciation, depletion, amortization, and impairment	$29.52	$14.84	$11.32
General and administrative expenses	$8.81	$5.02	$4.15
___________________________________

(1)
Average prices presented give effect to our hedging. Please see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”—Oil and Natural Gas Hedging” for a discussion of our hedging activities.

The following table sets forth information regarding our average net daily production for the years ended December 31, 2013 and 2012:

	Average Net Daily Production for the Year Ended December 31, 2013			Average Net Daily Production for the Year Ended December 31, 2012
	Bbls	Mcf	Boe	Bbls	Mcf	Boe
Offshore (1)	5,318	36,421	11,388	6,286	48,864	14,429
___________________________________

(1)	Our core areas of production in U.S. federal waters in the Gulf of Mexico are the Ship Shoal 176, Vermilion 408, South Pass 89/86, and High Island A-571.
Productive Wells
The following table presents the total gross and net productive wells by project area and by oil or gas completion as of December 31, 2013:

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Offshore (1)	115	52	119	64	234	116
___________________________________

(1)	Our core areas of production in the U.S. federal waters in the Gulf of Mexico are the Ship Shoal 176, Vermilion 408, South Pass 89/86, and High Island A-571.
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
The following purchasers and operators accounted for 10% or more of our oil and natural gas sales:

	Year Ended December 31,
	2013	2012	2011
Shell Trading (US) Company	62%	18%	51%
JP Morgan Ventures Energy Corporation	—%	41%	8%
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
If we conduct operations on federal, state and natural gas leases, these operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain onsite security regulations and other appropriate permits issued by the Bureau of Land Management (the “BLM”) or other appropriate federal or state agencies.
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
We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our compliance with existing requirements has not had a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2013, 2012 and 2011. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that future compliance with existing environmental laws and regulation or that the passage of new, more stringent environmental laws and regulations in the future will not have a materially adverse effect on our business activities, financial condition or results of operations.
Employees
As of December 31, 2013, we had 152 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good.

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
If we experience any of these problems, wellbores, platforms, gathering systems and processing facilities could be affected, which could adversely impact our ability to conduct operations. We could also incur substantial losses due to costs and/or liability incurred as a result of:

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
We are required to record a liability for the discounted present value of our asset retirement obligations to plug and abandon inactive, non-producing wells, to remove inactive or damaged platforms, facilities and equipment, and to restore the land or seabed at the end of oil and natural gas production operations. These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. As of December 31, 2013, our estimated total asset retirement obligations were $276.7 million.
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
Write downs could occur if oil and gas prices decline , if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs , changes in estimate of asset retirement obligations or deterioration in our drilling results. Because our properties currently serve, and will likely continue to serve, as collateral for advances under our existing and future credit facilities, a write-down in the carrying values of our properties could require us to repay debt earlier than we would otherwise be required. It is likely that the cumulative effect of a write-down could also negatively impact the value of our securities.
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
We review our oil and gas properties for impairment annually or whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a write down of oil and gas properties is not reversible at a later date even if gas or oil prices increase. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that require us to record an impairment of the book values associated with oil and gas properties. For the years ended December 31, 2013 and 2012, we recorded impairments of $79.1million and $31.0 million, respectively.
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
As of December 31, 2013, approximately 27% of our total proved reserves were undeveloped and there can be no assurance that all of those reserves will ultimately be developed or produced.
Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2013, approximately 27% of our total estimated proved reserves were classified as proved undeveloped ("PUD"). The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development costs. We cannot be sure that these estimated costs are accurate or that we will have the ability to fund the capital expenditures. The lack of access to capital may cause us to write off PUDs as a result of the five year rule. Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.
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
We have included in this Form 10-K certain estimates of our proved reserves as of December 31, 2013 prepared in a manner consistent with our and our independent petroleum consultant’s interpretation of the SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may have to write off reserves previously recognized as proved undeveloped reserves.
Unless we replace oil and natural gas reserves, our future reserves and production will decline.
Our future oil and natural gas production will depend on our success in finding or acquiring additional reserves. If we are unable to replace reserves through drilling or acquisitions, our level of production and cash flows will be adversely affected. In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves decline as reserves are produced unless we conduct other successful exploitation an development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. We also may not be successful in raising funds to acquire additional reserves.
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
As of December 31, 2013, we operated approximately 50% of the fields and 47% of the wells in our asset portfolio; however, as we carry out our planned drilling program, we will not serve as operator of all planned wells. We conduct and will conduct many of our operations through joint ventures in which we share control with other parties. We are not the well operator for several of our joint ventures. There is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the project or us. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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
We are exposed to risks of loss in the event of nonperformance by our vendors, customers and by counterparties to our price risk management arrangements. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Over the past several years, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our vendors’, customers’ and counterparties’ equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors, customers and counterparties liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could reduce our cash flows.
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
Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

•	our ability to acquire seismic data;

•	our ability to obtain leases or options on properties for which we have seismic data;

•	our ability to identify and acquire new properties;

•	our ability to develop existing prospects;

•	our ability to continue to retain and attract skilled personnel;

•	our ability to maintain or enter into new relationships with project partners and independent contractors;

•	the results of our drilling program;

•	hydrocarbon prices; and

•	our access to capital.
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
We derive a substantial portion of our revenues from a relatively small number of customers. For the year ended December 31, 2013, Shell Trading (US) Company was our largest purchaser of oil and natural gas, accounting for approximately 62% of our revenues, with United Energy Trading, LLC as the next largest purchaser, accounting for approximately 6% of our revenues. It is likely that a small number of customers will continue to account for a substantial portion of our revenues in the future. If we were to lose one of our major customers or experience a deterioration in our relationships with any of these customers, our financial condition could be significantly harmed. Additionally, if any of our top customers were to suffer financial difficulties, whether as a result of downturns in the markets, loss of market share in which they operate or otherwise, our financial condition could be significantly harmed.
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

Risks Related to Our Indebtedness and Access to Capital and Financing

Our level of indebtedness and our negative working capital may limit our ability to borrow additional funds, fund our operations or capitalize on acquisition or other business opportunities.

We had outstanding indebtedness under our Indenture of $149.5 million. We had a net working capital deficit of approximately $109.5 million at December 31, 2013. In March 2014 we paid all outstanding indebtedness under our revolving credit facility and terminated the facility. The combination of restricted credit availability, lower production since the fourth quarter of 2012, our drilling program, settlement of our plugging and abandonment ("P&A") liabilities and additional collateral requirements related to the surety bonds that secure our P&A obligations led to significant reductions in our working capital during 2013. To increase liquidity, we stretched accounts payable, aggressively pursued accounts receivable and sold assets. Liquidity is essential in our business, and our inability to pay trade creditors in a timely manner could impair our ability to develop and operate our properties.

Our substantial indebtedness and our negative working capital could have adverse consequences.

•	For example, it could: impair our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, general business activities or other purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	result in higher interest expense in the event of increases in interest rates since some of our debt is at variable rates of interest;

•	have a material adverse effect if we fail to comply with financial and restrictive covenants in any of our debt agreements, including an event of default if such event is not cured or waived;

•
require us to dedicate a substantial portion of future cash flow to payments of our indebtedness, accounts payable and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and place us at a competitive disadvantage to those who have proportionately less debt.

If we are unable to meet future debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity or sell assets. We may then be unable to obtain such financing or capital or sell assets on satisfactory terms, if at all.

The covenants in the Indenture governing the Notes and our credit facility could negatively impact our financial condition,results of operations and business prospects and prevent us from fulfilling our obligations under the notes.

The covenants contained in the Indenture governing the Notes and the agreement governing our credit facility could have important consequences for our operations, including:

•	limiting our ability to use our cash flow from operations for capital expenditures;

•	requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness,

•	thereby reducing the availability of cash flow for working capital, capital expenditures and other general business

•	activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions

•	and general corporate and other activities;

•	limiting management’s discretion in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to hedge our production;

•	detracting from our ability to withstand successfully a downturn in our business or the economy generally; and

•	placing us at a competitive disadvantage against less leveraged competitors.

If we breach any covenants under our Indenture or credit facility, a default could occur. We obtained a limited waiver from our lenders relating to such covenants for the fiscal quarter ending December 31, 2013. The waiver will not apply to any future fiscal quarter.

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

We have substantial P&A obligations and may be required to post additional collateral in order to satisfy the collateral requirements related to the surety bonds that secure our P&A obligations.

As of December 31, 2013, our estimated total asset retirement obligations were $276.7 million. Development of any legal requirements imposing an accelerated schedule for the performance of plugging, abandoning and removal activities, such as the BOEMRE NTL issued on September 15, 2010, may materially increase our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. (For additional information, see “—Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations are almost exclusively in the U.S. Gulf of Mexico”).

We are currently subject to the bonding or security requirements of BOEM for various obligations, including P&A obligations, for certain federal leases in the Gulf of Mexico. Failure to post the requisite bonds or otherwise satisfy BOEM’s security requirements could have a severe adverse effect on our ability to operate in the Gulf of Mexico. Because we are not exempt from the BOEM’s bonding requirements, we engage a number of surety companies to post the requisite bonds. Pursuant to the terms of our agreements with these surety companies, we are required to post collateral or post collateral on demand, the amount of which can be increased at the surety companies’ discretion with 30 days’ notice. If these surety companies increase the amount of required collateral, our available liquidity could be adversely affected. We cannot assure you that we will be able to satisfy any additional collateral requirements. If we fail to do so, we may be in default under our agreements with the surety companies, which in turn could cause a cross-default under our credit facility and Indenture. Additionally, should we default under any of our agreements with the surety companies, and should any surety company begin exercising its remedies under these agreements, our operations in the Gulf of Mexico could be severely adversely affected.

We also have various obligations to fund escrow accounts for future P&A costs that may be incurred on properties that we have acquired. Many of these escrow accounts have been fully funded or secured by the issuance of performance bonds to guaranty our performance of the related P&A obligations. With respect to our acquisition of properties from W&T Offshore, Inc., as of December 31, 2013, we had funded $17.5 million into a non-operating escrow account, and are obligated to fund an additional $13.7 million in the escrow account through May 1, 2017.

We may not be able to obtain funding in the capital markets on terms we find acceptable

The credit crisis and related turmoil in the global financial systems during 2008-09 had an impact on our business and our financial condition, and we may face additional challenges if economic and financial market conditions deteriorate in the future.
Historically, we have used contributions from our members, cash flow from operations and borrowings under our credit facility to fund our capital expenditures. We are currently unable to borrow any additional amounts under our credit facility. Our credit facility matures on January 1, 2015 and our Notes are payable in full on December 1, 2015.

Further, the credit crisis in 2008-09 made it more difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets increased substantially while the availability of funds from those markets generally diminished significantly. Also, as a result of concerns about the general stability of financial markets and the solvency of specific counterparties, the cost of obtaining money from the credit markets increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity or on terms similar to existing debt or at all, or, in some cases, ceased to provide any new funding. A return of these conditions could materially and adversely affect our company.

We and our subsidiaries may be able to incur substantially more debt. This could further increase our leverage and attendant risks.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the Indenture governing our Notes and our credit facility do not fully prohibit us or our subsidiaries from doing so. At December 31, 2013, we and our subsidiaries collectively had approximately:

•	$183.9 million of secured indebtedness, net of unamortized discounts; and

•	$0.3 million of unsecured short-term indebtedness.
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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploitation, development, production and acquisition of oil and natural gas reserves. Improvement in commodity prices may result in an increase in our actual capital expenditures. Conversely, a significant decline in product prices could result in a decrease in our capital expenditures. We intend to finance our future capital expenditures primarily through cash flows from operations and contributions from our members. Our financing needs may require us to alter or increase our capitalization substantially. The issuance of additional debt may require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

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
The Dodd-Frank Act requires the Commodities Futures Trading Commission ("CFTC") and the SEC to promulgate rules and regulations establishing federal oversight and regulation of the over-the-counter-derivatives market and entities, that participate in that market, including swap clearing and trade execution requirements. Our derivative transactions are not currently subject to such swap clearing and trade execution requirements; however, in the event our derivative transactions potentially become subject to such requirements, we believe that our derivative transactions would qualify for the "end-user" exception. New or modified rules, regulations or requirements may increase the cost and availability to our counterparties of their hedging and swap positions that they can make available to us, and may further require the counterparties to our derivative instruments to spin off some of their derivative activities to a separate entity, that may not be as creditworthy as the current counterparties. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation or post margin collateral. Any changes in the regulations of swaps may result in certain market participants deciding to curtail or cease their derivative activities.

While many rules and regulations have been promulgated and are already in effect, other rules and regulations, including the proposed margin rules, remain to be finalized or effectuated; therefore, the impact of those rules and regulations on us is uncertain at this time. The Dodd-Frank Act, and the rules promulgated thereunder, could (1) significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting,or decrease the liquidity, of energy-related derivatives we use to hedge against commodity price fluctuations (including through requirements to post collateral, which could adversely affect our available liquidity), (2) materially alter the terms of derivative contracts, (3) reduce the availability of derivatives to protect against risks we encounter, and (4) increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and applicable rules and regulations, our cash flow may become more volatile and less predictable, which could adversely affect our ability to plan for and fund capital expenditures.
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
Risks Related to Our Relationship with Platinum
Platinum owns approximately 85% of our outstanding voting membership interests, giving it influence and control in corporate transactions and other matters, which may conflict with noteholders’ interests.
As of December 31,2013, Platinum beneficially owned approximately 85% of our outstanding voting membership interests and approximately 66% of our total outstanding membership interests. As a result, and for as long as Platinum holds a membership interest in us, Platinum has the ability to remove and appoint key personnel, including all of our managers, and to determine and control our company and management policies, our financing arrangements, the payment of dividends or other distributions, and the outcome of certain company transactions or other matters submitted to our members for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. As a controlling member, Platinum could make decisions that may conflict with noteholders’ interests.
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
Regulatory Investigation and Audit. On November 4, 2013, BSEE issued its investigative report (the “BSEE Panel Report 2013-002”) on the West Delta 32 Incident. The report mentioned that contractors Wood Group Production Service Network, Grand Isle Shipyard, and Compass Engineering Consultants, as well as Black Elk Energy be issued the following types of Incidents of Non-Compliance: G-110, G-112, G-116, G-303, G-310, G-311, G-312, and E-100. The report also stipulates that contractor Wood Group Production Service Network and Black Elk Energy be issued the additional following types of Incidents of Non-Compliance (INCs): G-309 and G-317. The report states that BSEE will issue Incidents of Non-Compliance based upon evidence contained in the report and/or other relevant evidence. Although the report states that BSEE will issue INCs based upon evidence contained in the report and/or other relevant evidence, no incidents of Non-Compliance have been issued yet, and Black Elk Energy has and will continue to fully cooperate with BSEE. Black Elk Energy has and continues to carefully review the BSEE Panel Report 2013-002.
The United States Chemical Safety and Hazard investigation board has also made an inquiry of upon Black Elk Energy regarding the incident but indicated that they will not open an investigation.
On October 15, 2013, the Department of Justice, U.S. Attorney’s Office issued a subpoena pertaining to all physical evidence collected and maintained by Black Elk Energy and ABS Consulting as part the investigation of the WD-32 platform incident. Further, on March 25, 2014, a second subpoena was issued by the U.S. Attorney’s Office requesting records and documents for specific time periods still part of their investigation of the WD-32 incident. We are fully cooperating with all government agencies.
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
Civil Litigation. As of December 31, 2013, several civil lawsuits have been filed as a result of the West Delta 32 Incident- involving personal injury and three fatalities. The courts held a status conference ordering procedural matters to be filed on the court’s docket. All civil cases filed both in Texas and Louisiana as a result of the West Delta 32 Incident are being defended by insurance defense counsel. The plaintiffs are seeking an unspecified amount of actual and punitive damages. We believe we have strong defenses and cross-claims and intend to defend ourselves vigorously.

On January 31, 2013, the family of decedent Jerome Malagapo sued BEEOO in the United States District Court for the Eastern District of Louisiana. The lawsuit was filed by Mr. Malagapo’s wife individually and on behalf of his estate and Mr. Malagapo’s children. The plaintiffs allege that Mr. Malagapo was employed by Grand Isle Shipyard, Inc. and was working on the West Delta 32 Block Platform and as a result of the incident died. The plaintiffs are seeking an unspecified amount of actual and punitive damages.
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

As previously reported, on March 22, 2013, six investors in Black Elk Energy, LLC (“BEE”) filed a purported derivative complaint on behalf of BEE in the Supreme Court of the State of New York, County of New York, against the Company, John Hoffman, Iron Island Technologies Inc., and various entities and individuals associated with the Company’s majority unit owner (the “Platinum Defendants”). The lawsuit seeks unspecified damages allegedly arising from (1) the dilution of BEE’s ownership interest in the Company through various financing transactions with the Platinum Defendants and the issuance of membership units under management and employee incentive programs; and (2) the alleged mismanagement of the Company in connection with certain alleged safety violations and the West Delta 32 Incident. We believe there are strong defenses to the claims asserted in the lawsuit, and the Company intends to defend the case vigorously. On or about September 24, 2013, Plaintiffs filed a motion for a preliminary injunction to restrain a portion of the proceeds of the Company’s proposed sale of certain oil fields in the Gulf of Mexico. The Court denied the motion on November 15, 2013. On or about November 20, 2013, we filed a motion to dismiss the complaint in its entirety, inter alia, on the grounds that (i) the claims fail to state a cause of action; (ii) the claims are refuted by documentary evidence; (iii) plaintiffs, who are not members of the Company, lack standing to assert a claim for mismanagement of the Company; and (iv) certain claims are barred by the statute of limitations. The motion is now fully briefed. Discovery is at an early stage, with the parties beginning to make rolling document productions.

On April 29, 2013, Grand Isle Shipyards, Inc. (“GIS”) sued BEEOO, Enviro Tech Systems, LLC, Wood Group USA, Inc., and Compass Engineering & Consultants, LLC in the United States District Court for the Eastern District of Louisiana for damages it alleged incurred in connection with the West Delta 32 Incident. GIS specifically sought damages for loss of property and equipment, expenses in the form of indemnity and medical benefits paid to or on behalf of its employees, and for unpaid invoices in connection with the work it performed at West Delta 32. Upon motion by BEEOO, however, the court dismissed GIS’ lawsuit and ordered GIS and BEEOO to first attempt to resolve their claims through mediation which took place on November 12, 2013. Since the mediation was unsuccessful, the Parties have now agreed to enter into binding Arbitration pursuant to and in accordance with the MSA. Black Elk Energy has named Compass Consultants LLC as party to the AAA Arbitration in addition to GIS. Compass filed a lawsuit against Black Elk Energy (W.Dist. Of La.) seeking to enjoin the proceedings in the referred Arbitration case. The Arbitration proceedings are underway.
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
Other Regulatory Items. As of December 31, 2013, we received a Notice of Proposed Civil Penalty Assessment from BSEE that administrative civil penalty proceedings had been initiated for two civil violations. As part of the civil penalty(s), we requested an informal meeting to present factual information to the reviewing officer that should serve to mitigate the proposed civil penalty of $71,250 and $100,000 respectively.
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

Item 6.        Selected Financial Data
Set forth below is our summary historical consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, and balance sheet data at December 31, 2013, 2012, 2011, 2010 and 2009. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year Ended December 31,
	2013	2012	2011	2010	2009
STATEMENTS OF OPERATIONS DATA (in thousands):
Crude oil, natural gas and plant product sales	$265,336	$285,897	$314,289	$112,566	$20,788
Realized (loss) gain on derivative financial instruments	(1,522)	23,364	8,099	9,271	801
Unrealized (loss) gain on derivative financial instruments	(5,806)	(4,783)	17,556	(12,700)	(1,955)
Total revenue	258,008	304,478	339,944	109,137	18,833
Operating Expenses:
Lease operating costs, workovers and production taxes	186,062	199,422	182,789	59,555	10,043
Exploration	200	1,682	1,004	14	47
Depreciation, depletion and amortization	43,606	47,314	47,214	29,795	15,419
Impairment	79,090	31,033	12,967	6,407	446
General and administrative	36,601	26,486	22,029	14,588	7,164
Gain due to involuntary conversion of asset	(17,827)	(3,100)	—	—	(18,718)
Accretion	23,454	36,421	27,410	9,175	388
Gain on sale of asset	(105,771)	38	(142)	—	—
Other Operating Expense	8,061	—	—	—	—
Total operating expenses	253,476	339,296	293,271	119,534	14,789
Income (loss) from operations	$4,532	$(34,818)	$46,673	$(10,397)	$4,044
Operating Data:
Oil (MBbl) (1)	1,730	1,977	1,991	857	140
Natural gas (MMcf) (1)	13,294	17,884	18,188	7,997	2,444
Plant products (MGal) (1)	8,854	13,588	12,257	5,403	320
Oil:
Average price before effects of hedges ($/Bbl)	$105.60	$106.60	$108.09	$80.09	$70.43
Average price after effects of hedges ($/Bbl)	102.17	110.18	105.17	80.97	71.59
Average price differentials	7.59	12.50	13.04	0.59	8.44
Natural Gas:
Average price before effects of hedges ($/Mcf)	$3.88	$2.82	$4.18	$4.38	$4.29
Average price after effects of hedges ($/Mcf)	4.21	3.73	4.94	5.44	4.55
Average price differentials	0.15	0.07	0.18	—	0.34
___________________________________

(1)	Total production for each of the periods presented.

	As of December 31,
	2013	2012		2011		2010	2009
BALANCE SHEET DATA (in thousands):
Cash and cash equivalents	6,227	1,383		17,260		18,879	6,236
Oil and natural gas properties, net	196,136	260,012		238,702		123,783	88,600
Total assets	565,614	590,464		546,006		306,504	114,009
Total debt, including current portion	184,186	204,670		177,041		150,753	40,133
Asset retirement obligations (net of escrow)	(1,065)	109,894	(1)	96,185	(1)	8,074	45,431
Members’ equity (deficit)	(172,675)	(118,467)		(29,708)		(20,610)	5,723

	Year Ended December 31,
	2013	2012	2011	2010	2009
OTHER FINANCIAL DATA (in thousands):
Net cash provided by (used in) operating activities	$(21,688)	$66,054	$73,647	$28,345	$(528)
Net cash used in investing activities	(133)	(89,723)	(108,641)	(114,815)	(27,415)
Net cash provided by (used in) financing activities	26,665	7,792	33,375	99,113	32,532
Adjusted EBITDA (2)	45,068	78,995	110,686	47,052	4,617
___________________________________

(1)	Amount also net of asset retirement obligation escrow receivable as it relates to P&A obligations.

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

Overview

We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. We seek to acquire and exploit properties with proved developed reserves, proved developed non-producing reserves and proved undeveloped reserves. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of December 31, 2013, we held an aggregate net interest in approximately 457,065 gross (223,852net) acres under lease and had an interest in 113 gross wells, 93 of which are producing.
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
From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three years ended as of December 31, 2013, 2012 and 2011 are shown in the table below.

	Year Ended December 31,
	2013	2012	2011
Oil:
Average price before effects of hedges ($/Bbl) (1)	$105.60	$106.60	$108.09
Average price after effects of hedges ($/Bbl)	102.17	110.18	105.17
Average price differentials (2)	7.59	12.50	13.04
Gas:
Average price before effects of hedges ($/Mcf) (1)	$3.88	$2.82	$4.18
Average price after effects of hedges ($/Mcf)	4.21	3.73	4.94
Average price differentials (2)	0.15	0.07	0.18
___________________________________

(1)	Realized oil and natural gas prices do not include the effect of cash received or paid upon derivative contract settlements.

(2)
Price differential compares realized oil and natural gas prices, without giving effect to cash received or paid upon derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

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

Capital Contributions
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which has increased to 36% on March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). For the year ended December 31, 2013, we issued an additional amount of Class E Units of approximately 16.7 million as paid-in-kind dividends to the holders of Class E Units.
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
Letter of Credit Facility Waivers And Amendment
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

On November 14, 2013, we entered into the Waiver and Tenth Amendment to our Letter of Credit Facility to (1) obtain waivers related to our financial covenants for the third quarter of 2013, (2) cap the outstanding principal balance under the Letter of Credit Facility at approximately $66.6 million, (3) no longer issue or renew existing Letters of Credit and (4) remove the financial covenant requirements and the restriction of asset sales.

Revolving Credit Facility Waivers and Amendments
On August 30, 2013, we consented to the assignment by Capital One Bank, N.A. and the other lenders of all of their rights and obligations under our Credit Facility to White Elk LLC, as Administrative Agent and Lender, and Resource Value Group LLC, as Lender. Resource Value Group LLC is affiliated with Platinum.
On August 30, 2013, we entered into a Limited Waiver and Eleventh Amendment to our Credit Facility to (1) obtain waivers related to our financial covenants for the third and fourth quarters of 2013, (2) extend the maturity date under the Credit Facility to January 1, 2015, (3) increase the Applicable Margin under the Credit Facility by one percent (for a total increase of two percent when combined with the one percent increase pursuant to the Eighth Amendment), (4) maintain the borrowing base at $25 million, subject to the right of Resource Value Group LLC to require the Administrative Agent to increase the borrowing base up to a maximum of $50 million, and (5) waive our right and the right of the Lenders to request or obtain a borrowing base redetermination prior to the first scheduled redetermination date in 2014. The borrowing base under the Credit Facility was increased to $35 million on September 30, 2013 and as of that date we had $34.5 million outstanding. Subsequently, the borrowing base was increased to $47 million on October 15, 2013. As of December 31, 2013, we had $34.5 million drawn on the Credit Facility.

Drilling Update
We successfully completed eight wells and had one drilling rig on a non-operated property as of December 31, 2013. All of the completed wells encountered pay equal to or above our expectations.

Liquidity Risks and Uncertainties
While cash flows were lower than previously projected primarily due to lower production and sales of assets in the 3rd and 4th quarters, we continued our development operations by supplementing our cash flows from operating activities with funds raised through borrowings in 2013 and capital contributions from our members. We retained financial and technical advisors to provide recommendations on achieving improvements in production, operating expense, cash flows from operations, work over, capital expenditures and business planning. We have significantly reduced our workforce and associated general and administrative expenses to match out lower production.
As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $(109.5) million at December 31, 2013 and we incurred net losses of $32.9 million during the year ended December 31, 2013. The combination of restricted credit availability, lower production since the fourth quarter of 2012, our drilling program, settlement of our plugging and abandonment ("P&A") liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant cash reductions in the year 2013. To increase liquidity, we stretched accounts payable, aggressively pursued accounts receivable and sold non-core assets. We have worked closely with our vendors during this time and are working to normalize the age of accounts payables.
In 2013 we realized approximately $131.8 million in sales proceeds (subject to customary closing adjustments) which we used to reduce our credit facility and fund our 2013 capital expenditures. On March 17, 2014 our credit facility was paid off.
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
Our capital budget may be adjusted in the future as business conditions warrant and the ultimate amount of capital we expend may fluctuate materially based on market conditions.
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
Virtually all of our current production is concentrated in the Gulf of Mexico, which is characterized by production declines more rapid than those of conventional onshore properties. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and severe weather. Any unanticipated significant disruption to, or decline in, our current production levels or prolonged negative changes in commodity prices or operating cost levels could have a material adverse effect on our financial position, results of operations, cash flows, the quantity of proved reserves that we report, and our ability to meet our commitments as they come due.

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
The following table contains certain financial and operational data for each of the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Average daily sales:
Oil (Boepd)	4,741	5,401	5,455
Natural gas (Mcfpd)	36,421	48,865	49,829
Plant products (Galpd)	24,256	37,125	33,580
Oil equivalents (Boepd)	11,388	14,429	14,559
Average realized prices (1):
Oil ($/Bbl)	$102.17	$110.18	$105.17
Natural gas ($/Mcf)	4.21	3.73	4.94
Plant products ($/Gallon)	0.90	1.02	1.29
Oil equivalents ($/Boe)	57.90	56.50	59.30
Costs and Expenses:
Lease operating expense ($/Boe)	42.63	34.22	29.83
Production tax expense ($/Boe)	0.15	0.14	0.16
General and administrative expense ($/Boe)	8.81	5.02	4.15
Net (loss) income (in thousands)	(32,917)	(63,968)	15,041
Adjusted EBITDA (2) (in thousands)	45,068	78,995	110,686
___________________________________

(1)	Average realized prices presented give effect to the cash paid or received upon commodity derivative settlements.

(2)
Adjusted EBITDA is defined as net (loss) income before interest expense, net; surety and letter of credit fees; West Delta 32 costs; net gain (loss) on derivative instruments; cash paid or received upon commodity derivative settlements; accretion of asset retirement obligations; depreciation, depletion, and amortization; impairment of oil and gas properties; gain on involuntary conversion of assets; provision for doubtful accounts and loss/gain on sale of assets. Adjusted EBITDA is not a measure of net (loss) income or cash flows as determined by GAAP, and should not be considered as an alternative to net (loss) income, operating (loss) income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We present Adjusted EBITDA because it is frequently used by securities analysts, investors and other interested parties in the evaluation of high-yield issuers, many of whom present Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. A reconciliation table is provided below to illustrate how we derive Adjusted EBITDA.

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(32,917)	$(63,968)	$15,041
Adjusted EBITDA	$45,068	$78,995	$110,686
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net (loss) income	$(32,917)	$(63,968)	$15,041
Interest expense	26,478	25,965	25,752
Surety and letter of credit fees	8,828	—	—
West Delta 32 costs	13,147	—	—
Unrealized loss (gain) on derivative instruments	5,806	4,783	(17,556)
Accretion of asset retirement obligations	23,454	36,421	27,410
Depreciation, depletion, amortization and impairment	122,696	78,347	60,181
Gain on involuntary conversion of assets	(17,827)	(3,100)	—
Provision for doubtful accounts	1,174	509	—
Loss (gain) on sale of asset	(105,771)	38	(142)
Adjusted EBITDA	$45,068	$78,995	$110,686
Set forth below is an explanation of certain of the expenses and other financial items that we disclose in our financial statements. We utilize the successful efforts method of accounting for our oil and natural gas properties.
Derivative (losses) gains. We utilize certain commodity-derivative contracts to manage our exposure to oil and gas price volatility. The oil and gas reference prices of these commodity-derivatives contracts were based upon futures that have a high degree of correlation with actual prices we receive. Under this method, cash settlements from our price risk management activities were recognized in operating revenue when the associated production occurred and the resulting cash flows were reported as cash flows from operations.
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
Income tax provision. As of December 31, 2013, we were a limited liability company not subject to entity level income tax. Our taxable income or loss is therefore passed through to our members and reported on their respective tax returns. Accordingly, no provision for federal income taxes has been recorded in our historical financial statements. We are subject to the Texas Gross Margin Tax. The Texas Gross Margin Tax generally is calculated as 1% of gross margin.

Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table sets forth certain information with respect to oil and gas operations for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012	Change	% Change
PRODUCTION:
Oil (MBbl)	1,730	1,977	(247)	(12)%
Natural gas (MMcf)	13,294	17,884	(4,590)	(26)%
Plant products (MGal)	8,854	13,588	(4,734)	(35)%
Total (MBoe)	4,157	5,281	(1,124)	(21)%
REVENUES
Oil sales	$182,731	$210,720	$(27,989)	(13)%
Natural gas sales	51,520	50,470	1,050	2%
Plant product sales and other income	31,085	24,707	6,378	26%
Net gain (loss) on derivative financial instruments	(7,328)	18,581	(25,909)	(139)%
	258,008	304,478	46,430	15%
OPERATING EXPENSES
Lease operating	177,210	180,691	(3,481)	(2)%
Production taxes	627	745	(118)	(16)%
Workover	8,224	17,986	(9,762)	(54)%
Exploration	200	1,682	(1,482)	(88)%
Depreciation, depletion and amortization	43,606	47,314	(3,708)	(8)%
Impairment	79,090	31,033	48,057	155%
General and administrative	36,601	26,486	10,115	38%
Gain due to involuntary conversion of asset	(17,827)	(3,100)	(14,727)	475%
Accretion	23,454	36,421	(12,967)	(36)%
Gain on sale of asset	(105,771)	38	(105,809)	(278,445)%
Other operating expenses	8,061	—	8,061	100%
TOTAL OPERATING EXPENSES	253,475	339,296	(85,821)	(25)%
(LOSS) INCOME FROM OPERATIONS	4,533	(34,818)	39,351	(113)%
OTHER INCOME (EXPENSE)
Interest income	110	319	(209)	(66)%
Miscellaneous (expense) income	(10,771)	(3,504)	(7,267)	207%
Interest expense	(26,789)	(25,965)	(824)	3%
TOTAL OTHER INCOME (EXPENSE)	(37,450)	(29,150)	(8,300)	28%
NET (LOSS) INCOME	$(32,917)	$(63,968)	$31,051	(49)%
Production
Oil and natural gas production. Total oil, natural gas and plant product production of 4,157 MBoe decreased 1,124 MBoe, or 21%, during the year ended December 31, 2013, compared to the same period in 2012. The decrease in production during 2013 was a result of downtime in the fields requiring hot work, which was delayed due to the BSEE requirements for approval after the West Delta 32 incident, pipeline repairs, and the asset field sales to Renaissance on March 26, 2013 and July 31, 2013. The year-to-date variance was also a result of a longer winter weather season.

Revenues
Total revenues. Total revenues for the year ended December 31, 2013 of $258.0 million decreased $46.4 million, or 15%, over the comparable period in 2012. The decrease in revenues during 2013 was a result of lower oil, gas and plant production due to the sale of assets and lower oil and plant product prices, partially offset by higher gas prices and the consolidation of Freedom Well Services, LLC. Total revenues were also lower due to a $7.3 million net (loss) on derivative financial instruments for the year ended December 31, 2013 compared to a $18.6 million net gain on derivative financial instruments for the prior year.
We entered into certain oil and natural gas commodity derivative contracts in 2013 and 2012. We received/(paid) cash upon the settlement of these derivative contracts in the amounts of $(1.5) million and $23.4 million for the years ended December 31, 2013 and 2012, respectively, which is included in the Net gain (loss) on derivative financial instruments in our statements of operations.
Excluding hedges, we realized average oil prices of $105.60 per barrel and gas prices of $3.88 per Mcf for the year ended December 31, 2013. Excluding hedges, for the year ended December 31, 2012, we realized average oil prices of $106.60 per barrel and gas prices of $2.82 per Mcf. Although average prices realized from the sale of oil reflected the economic turnaround that began during 2011, economic conditions continue to remain uncertain. Oil and natural gas prices will remain unstable and we expect them to be volatile in the future.
Operating Expenses
Lease operating costs. Our lease operating costs for the year ended December 31, 2013 decreased to $177.2 million million, or $42.63 per Boe, compared to $180.7 million, or $34.22 per Boe, for the same period of 2012. The decrease in lease operating costs during 2013 was primarily due to the asset sales during 2013 partially offset by expenses incurred related to the West Delta 32 Incident. The increase in cost per Boe during 2013 was primarily due to an increase in non recurring lease operating cost related to West Delta 32 Incident.
Workover costs. Our workover costs decreased $9.8 million to $8.2 million for the year ended December 31, 2013 compared to $18.0 million for the same period in 2012. For the year ended December 31, 2013, Ship Shoal 198, South Timbalier 203, South Marsh 23 and Vermilion 119 were the primary workover expense projects.
Exploration. Exploration expense was $0.2 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively. We elected to participate in the drilling of the South Pelto Block 13 No. STK BP2 with a 10.33% working interest. The well was designed to test the CP 12B sand. The operator encountered mechanical problems and commenced bypass operations which were unsuccessful. The operator opted to abandon the drilling and the well was deemed non-commercial.
Depreciation, depletion, amortization and impairment. DD&A expense was $43.6 million, or $10.49 per Boe, and $47.3 million, or $8.96 per Boe, for the years ended December 31, 2013 and 2012, respectively. The decrease in DD&A was a result of lower production and reduced asset basis as a result of the impairments recorded in 2013 and 2012. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded a $79.1 million impairment during 2013 and a $31.0 million impairment during 2012. The 2013 impairments related to (1) South Padre 833 field as the operator will plug and abandon the field and (2) additional costs for High Island 443 in which a significant portion of the costs associated with the drilling of this well are recoverable under our insurance policies and the impairment will be partially offset by the "Gain on Involuntary Conversion of Assets" discussed below.
General and administrative expenses. G&A expense was $36.6 million, or $8.81 per Boe, and $26.5 million, or $5.02 per Boe, for the years ended December 31, 2013 and 2012, respectively. The increase in G&A expense was due to an increase in staff, primarily in our drilling and safety groups, and related administrative costs, in addition to higher legal fees relating to the West Delta 32 incident of $0.7 million, severance costs, consultant expenses and costs related to our consolidation of Freedom Well Services, LLC. Additionally, the increases in G&A expense were partially offset by a decrease in bonus expense and by reclassifying the 2013 surety fees to miscellaneous expense.
Gain due to involuntary conversion of asset. On September 27, 2012, an incident occurred on our High Island 443 A-2 ST well which required the closing of the blind/shear rams to properly shut in and maintain control of the well due to several days of unsuccessful attempts to repair a small hydrocarbon leak on a conductor riser. Additional surface diagnostics found the inner casing strings to be most likely compromised. On October 12, 2012, the BSEE advised us to plug and abandon the well. We have well control insurance and pursued reimbursement for this incident and the claim was approved. Additionally, once the High Island 443 A-2 ST well was plugged, we started operations to sidetrack the High Island 443 A-5 well on the same platform. The costs associated with the High Island 443 A-5 drill were also insurance recoverable. We recorded a gain of $17.8 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively, The claim has been finalized. We received a total of approximately $24.1 million, net of the deductible, in cash for the claim during 2013.
Accretion expense. We recognized accretion expense of $23.5 million and $36.4 million for the years ended December 31, 2013 and 2012, respectively. The decrease in accretion expense in 2013 was primarily attributable to P&A activity that was performed in 2012 and 2013 and the extended life of the remaining assets, partially offset by increased liability, in the fourth quarter of 2012.
Loss (gain) on sale of assets. We recognized a gain on the sale of assets of $105.8 million during the year ended December 31, 2013. This compares to a loss of $38.0 thousand for the prior year. The gain in 2013 was primarily related to the sale of four fields to Renaissance for approximately $52.5 million prior to normal purchase price adjustments on March 26, 2013, the sale of an additional interest in one field to Renaissance on July 31, 2013 for $10.5 million, and the sale of two additional fields to Renaissance on November 15, 2013 for approximately $60M, and one property to Energy XXI in December 2013 for $10 million.
Other operating expenses. Other operating expenses of $8.1 million for the year ended December 31, 2013 were related to our consolidation of Freedom Well Services, LLC. There were no other operating expenses for the same period in 2012.
Miscellaneous expense. Miscellaneous expense increased $7.3 million to $10.8 million for the year ended December 31, 2013 compared to $3.5 million for the same period in 2012. The higher expense in 2013 was a result of the consent solicitation fee paid under the First Supplemental Indenture.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following table sets forth certain information with respect to oil and gas operations for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	Change	% Change
PRODUCTION:
Oil (MBbl)	1,977	1,991	(14)	(1)%
Natural gas (MMcf)	17,884	18,188	(304)	(2)%
Plant products (MGal)	13,588	12,257	1,331	11%
Total (MBoe)	5,281	5,314	(33)	(1)%
REVENUES
Oil sales	$210,720	$215,204	$(4,484)	(2)%
Natural gas sales	50,470	75,994	(25,524)	(34)%
Plant product sales and other income	24,707	23,091	1,616	7%
Net gain (loss) on derivative financial instruments	18,581	25,655	15,265	60%
	304,478	339,944	(35,466)	(10)%
OPERATING EXPENSES
Lease operating	180,691	158,545	22,146	14%
Production taxes	745	859	(114)	(13)%
Workover	17,986	23,385	(5,399)	(23)%
Exploration	1,682	1,004	678	68%
Depreciation, depletion and amortization	47,314	47,214	100	—%
Impairment	31,033	12,967	18,066	139%
General and administrative	26,486	22,029	4,457	20%
Gain due to involuntary conversion of asset	(3,100)	—	(3,100)	100%
Accretion	36,421	27,410	9,011	33%
Gain on sale of asset	38	(142)	180	(127)%
TOTAL OPERATING EXPENSES	339,296	293,271	46,025	16%
(LOSS) INCOME FROM OPERATIONS	(34,818)	46,673	(81,491)	(175)%
OTHER INCOME (EXPENSE)
Interest income	319	373	(54)	(14)%
Miscellaneous (expense) income	(3,504)	(6,253)	2,749	(44)%
Interest expense	(25,965)	(25,752)	(213)	1%
TOTAL OTHER INCOME (EXPENSE)	(29,150)	(31,632)	2,482	(8)%
NET (LOSS) INCOME	$(63,968)	$15,041	$(79,009)	(525)%
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
Revenues
Total revenues. Total revenues for the year ended December 31, 2012 of $304.5 million decreased $35.5 million, or 10%, over the comparable period in 2011. The decrease in revenues during 2012 was a result of lower oil, natural gas and plant product prices. Total revenues were also lower due to a $18.6 million net gain (loss) on derivative financial instruments for the year ended December 31, 2012 compared to a $25.7 million for the prior year.

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
Operating Expenses
Lease operating costs. Our lease operating costs for the year ended December 31, 2012 increased on a nominal basis $22.1 million ($158.6 million in 2011 and $180.7 million in 2012) compared to the same period ending December 31, 2011. The increase in lease operation costs during 2012 was directly related to the additional properties acquired in the Maritech Acquisition, including non-recurring safety and regulatory costs on these acquired properties, as well as expenses incurred related to the West Delta 32 Incident. This increase in costs per Boe during 2012 was also primarily attributable to a mix of increased properties and lower production due to Hurricane Isaac and downtime in the fields requiring hot work which was delayed due to the BSEE requirement for approval after the West Delta 32 Incident.
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
General and administrative expenses. G&A expense was $26.5 million, or $5.02 per Boe, and $22.0 million, or $4.15 per Boe, for the years ended December 31, 2012 and 2011, respectively. The increase in G&A expense was primarily due to higher costs for additional staff and bonding insurance attributable to our 2011 acquisitions. Additional increase in G&A expense was partially due to an offset by reclassifying the 2013 surety fees in the amounts of $4.1 million and $5.7 million to "Miscellaneous Expense" for the three and six months ended June 30, 2013, respectively. Legal fees were also higher in 2012 as a result of the West Delta 32 Incident, recapitalization efforts and litigation expense.
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
Accretion expense. We recognized accretion expense of $36.4 million and $27.4million for the years ended December 31, 2012 and 2011, respectively. The increase in accretion expense in 2012 was attributable to assumed asset retirement obligations related to our acquisitions in 2011.
Miscellaneous expense. Miscellaneous expense decreased $2.7 million to $3.5 million for the year ended December 31, 2012 compared to $6.3 million for the same period in 2011. The higher expense in 2011 was a result of the consent solicitation fee paid under the First Supplemental Indenture.

Liquidity and Capital Resources
Our primary sources of liquidity to date have been capital contributions from our members, proceeds from the offering of our Senior Notes, borrowings under our lines of credit, cash flows from operations and asset sales. In 2013 we also received $24.1 million insurance proceeds related to the HI 443 A-5 well and $131.8 million (subject to customary closing adjustments) in proceeds from asset sales which funded our net working capital deficit of $(109.6) million and our incurred net loss of $(32.9) million.
The combination of restricted credit availability, declining production since the fourth quarter of 2012, settlement of our plugging and abandonment (P&A) liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant reductions in cash beginning in the fourth quarter of 2012 and continuing throughout the year 2013. To increase liquidity we continue to stretch accounts payable, aggressively pursued accounts receivable and sold non-core assets. In 2014 we expect to continue to sell non-core assets in an effort to improve our liquidity position.
Our primary use of capital has been for acquisition, development and exploitation of oil and natural gas properties as well as providing collateral to secure our P&A obligations. As we abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. We use letters of credit to back our surety bonds for P&A obligations. Certain of our surety bonds are secured entirely by 100% cash backed letters of credit. We are currently in discussions with our surety providers to replace the 100% cash backed surety bonds with collateral percentages far less than 100%
The amount, timing and allocation of capital expenditures are largely discretionary and within our control. In 2014 we have decided to defer a significant portion of our identified capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We will monitor and adjust our future capital expenditures to respond to changes in prices, availability of financing, industry conditions, contractual obligations, internally generated cash flows and other factors both within and outside our control.

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
On August 30, 2013, we entered into a Limited Waiver and Eleventh Amendment to our Credit Facility to (1) obtain waivers related to our financial covenants for the third and fourth quarters of 2013, (2) extend the maturity date under the credit facility to January 1, 2015, (3) increase the Applicable Margin under the Credit Facility by one percent (for a total increase of two percent when combined with the one percent increase pursuant to the Eighth Amendment), (4) maintain the borrowing base at $25 million, subject to the right of Resource Value Group LLC to require the Administrative Agent to increase the borrowing base up to a maximum of $50 million, and (5) waive our right and the right of the Lenders to request or obtain a borrowing base redetermination prior to the first scheduled redetermination date in 2014. The borrowing base under the Credit Facility was increased to $35 million on October 15, 2013 and as of December 31, 2013 we had $35 million outstanding. As of March 17, 2014, the outstanding balance of the Credit Facility was zero.
As of December 31, 2013, letters of credit in the aggregate amount of $66.6 million were outstanding under the Letter of Credit Facility. We had $34.5 million in borrowings under the Credit Facility.
A commitment fee of 0.5% per annum is computed based on the unused borrowing base and paid quarterly. For the twelve months ended December 31, 2013, we recognized $4,125 in commitment fees, which have been included in “Interest expense” on the consolidated statements of operations. A letter of credit fee is computed based on the same applicable margin used to determine the interest rate to Eurodollar loans times the stated face amount of each letter of credit.
The Credit Facility is secured by mortgages on at least 80% of the total value of our proved oil and gas reserves. The borrowing base is re-determined semi-annually on or around April 1st and October 1st of each year.
The Credit Facility requires us and our subsidiaries to maintain certain financial covenants. Specifically, we may not permit, in each case as calculated as of the end of each fiscal quarter, our total leverage ratio to be more than 2.5 to 1.0, our interest coverage ratio to be less than 3.0 to 1.0, or our payables restriction covenant, which does not allow accounts payable greater than 90 days old to exceed $6.0 million in the aggregate, excluding certain vendors (in each case as defined in our revolving Credit Facility). In addition, we and our subsidiaries are subject to various covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interests, pay dividends, make acquisitions, loans, advances of investments, sell or otherwise transfer assets, enter into transactions with affiliates or change our line of business. As of December 31, 2013, we were not in compliance with the total leverage ratio covenant, the hedging requirement and the interest coverage ratio covenant. Our total leverage ratio was calculated to be 5.1 to 1.0, which was higher than the required maximum of 2.5 to 1.0. Our hedging requirement of our notional volumes exceeded 60% for the months of October and November 2013 by 21% and 13%, respectively, of the reasonably anticipated total volume of projected production from proved, developed, and producing oil and gas properties. Our interest coverage ratio covenant was calculated to be 1.4 to 1.0, which was lower than the minimum 3.0 to 1.0. Our payables restriction covenant was calculated at $46.9 million which was higher than the maximum of $6.0 million. We received a limited waiver relating to such covenants in the Eleventh Amendment for the fiscal quarters ended September 30, 2013 and December 31, 2013. The Letter of Credit Facility covenants were removed due to the Tenth Amendment.
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
For a further discussion of our Credit Facility, please see “Notes to Consolidated Financial Statements—Note 7—Debt and Notes Payable” in this Form 10-K.

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
As of December 31, 2013, we were in compliance with our covenants under the Indenture. As of December 31, 2013, the recorded value of the Notes was $149.1 million, which includes the unamortized discount of $0.9 million.

Member Contributions
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which has increased to 36% per annum as of March 25, 2014 (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). For the year ended December 31, 2013, we issued an additional amount of Class E Units of approximately $16.7 million as paid-in-kind dividends to the holders of Class E Units.
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
Cash Flows
The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$(21,688)	$66,054	$73,647
Net cash used in investing activities	(133)	(89,723)	(108,641)
Net cash provided by financing activities	26,665	7,792	33,375
Net (decrease) increase in cash and equivalents	$4,844	$(15,877)	$(1,619)
Cash flows provided by operating activities. Cash provided by operating activities totaling $21.7 million in 2013 compared to $66.1 million in 2012. Significant components of net cash provided by operating activities during the year ended December 31, 2013 included $8.2 million of non-cash items, primarily DD&A expense, impairment of oil and gas properties and accretion of asset retirement obligations as well as $24.5 million of changes in operating assets and liabilities, partially offset by a net loss of $32.9 million as a result of lower oil and gas production and prices and higher lease operating costs. The cash provided by operating activities in 2012 of $66.0 million, an decrease of $7.6 million from the same period in 2011, was primarily attributed to higher net income as a result of the 2011 and 2012 acquisitions.
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
Cash flows used in investing activities. Cash used in investing activities totaling $0.1 million in 2013 was primarily attributable to additions to the oil and gas properties and the funding of the future P&A obligations through escrow. The cash used in investing activities in 2012 is primarily attributable to the assets purchased in the Maritech Acquisition and Merit Acquisition and the funding of the future P&A obligations through escrow. Cash used in investing activities in 2011 is attributable to the assets purchased in the Nippon Acquisition and the funding of the collateral requirements securing our P&A obligations with respect to the acquired properties and the W&T Escrow Accounts. The Nippon assets were purchased on September 30, 2011.
Cash flows provided by financing activities. Cash flows provided by financing activities of $26.6 million in 2013 were attributable to borrowings under the Credit Facility and short-term notes partially offset by payments on the Credit Facility and short-term notes, tax distributions to members, and debt issue costs. Cash flows provided by financing activities of $7.8 million in 2012 were attributable to borrowing on the Credit Facility and short term notes as well as a $30 million contribution from Platinum, which were partially offset by payments on the Credit Facility, debt issuance costs of the Notes, and tax distributions to members.
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

As of 2012 we were required by the Nippon PSA to revisit the amount of the asset retirement obligations. As of the date of this filing, we are still in negotiations with Nippon over the changes, if any, that will require additional surety bonds.

Maritech Escrow Account
Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the Maritech Properties, the principal amount of $13.1 million for future P&A costs that may be incurred on such properties. As of December 31, 2013, we have funded $12.4 million, leaving $0.7 million to be funded through February 2014. The account was fully funded at the time of this annual report. Maritech will allow us to withdraw funds from the escrow account if all P&A obligations have been satisfied for any particular well or related asset on a lease.
Merit Escrow Account
In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an aggregate principal amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on the first day of the first month following closing. As of December 31, 2013, we have fully funded the escrow account. We will be allowed to withdraw amounts from the escrow account for reimbursement of our P&A obligations relating to any particular well or asset on a lease once we obtain a consent from Merit.
Asset Retirement Obligations
Periodically, we review and revise our asset retirement obligation estimates. In 2013, our asset retirement obligation decreased by $68.8 million due to a sale of properties and P&A activity incurred. In 2013, we also recognized $23.5 million in accretion expense.
At December 31, 2013 and 2012, we recorded total asset retirement obligations of $276.7 million and $345.5 million, respectively, and have funded approximately $235.4 million and $215.3 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of December 31, 2013 and 2012, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.
Contractual Obligations
We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at December 31, 2013.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$184,803	$34,757	$150,046	$—	$—
Interest on debt and notes payable	39,977	21,070	18,907	—	—
Operating leases (1)	17,722	7,274	4,124	3,231	3,093
Total contractual obligations	242,502	63,101	173,077	3,231	3,093
Other Obligations
Asset retirement obligations (2)	276,732	43,109	75,903	79,890	77,830
Total obligations (3)	$519,234	$106,210	$248,980	$83,121	$80,923
___________________________________

(1)	Consists of office space leases for our Houston, Texas offices and services provided in the office.

(2)	Asset retirement obligations will be partially funded via the escrow.

(3)	Does not include Class D Cumulative Convertible Participating Preferred Units as they are redeemable at the holders’ option.

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
While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions
At December 31, 2013, commodity derivative instruments were in place covering approximately 75% of our projected oil sales volumes and 22% of our projected natural gas volumes through 2014.
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
Oil and Natural Gas Reserve Quantities: Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our independent engineering firm prepares a reserve and economic evaluation of all our properties on a well-by-well basis utilizing information provided to it by us and information available from state agencies that collect information reported to it by the operators of our properties. The estimate of our proved reserves as of December 31, 2013, 2012 and 2011 has been prepared and presented in accordance with SEC rules and accounting standards which use pricing based on 12-month unweighted first-day-of-the-month average pricing.
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
Derivative Financial Instruments: We utilize certain derivative contracts to reduce our exposure to fluctuating oil and natural gas prices. The oil and natural gas reference prices of these derivative contracts are based upon futures which have a high degree of correlation with actual prices received by us. We did not designate any of our derivative contracts as qualifying cash flow hedges. Accordingly, all gains and losses from our price risk management activities are currently included in earnings. Open positions are marked-to-market and recorded as net gain (loss) on derivative financial instruments. When settled, the resulting cash flows are reported as cash flows from operating activities.
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
Recent Accounting Pronouncements: Management does not believe that any recently issued accounting pronouncements would have a material effect on the accompanying consolidated financial statements.

Inflation and Changes in Prices
Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. For the years ended December 31, 2013, 2012 and 2011, we received an average of $105.60, $106.60 and $108.09 per barrel of oil, respectively, and $3.88, $2.82 and $4.18 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our total annual production for the year ended December 31, 2013, our annual revenue would increase or decrease by approximately $17.3 million for each $10.00 per barrel change in oil prices and $13.3 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our total annual production for the year ended December 31, 2012, our revenues would have increased or decreased by approximately $19.8 million for each $10.00 per barrel change in oil prices and $17.9 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.
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
At December 31, 2013, the fair value of our commodity derivatives were included in our consolidated balance sheets for approximately $8.5 million as current assets and $0.3 thousand as long-term liabilities. At December 31, 2012, the fair value of our commodity derivatives in our consolidated balance sheet for approximately $2.4 million as current asset and $5.1 million as long-term liabilities. For the years ended December 31, 2013, 2012 and 2011, we received (paid) cash upon the settlement of commodity derivatives approximately $(1.5) million, $23.4 million and $8.1 million, respectively.
Credit Risk
We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables which totaled $17.0 million at December 31, 2013 and $17.8 million at December 31, 2012. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest.

We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries; the receivables totaled $35.2 million at December 31, 2013 and $27.2 million at December 31, 2012.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Members of
Black Elk Energy Offshore Operations, LLC:
We have audited the accompanying consolidated balance sheets of Black Elk Energy Offshore Operations, LLC and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, members’ deficit and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Elk Energy Offshore Operations, LLC and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
Houston, Texas
March 31, 2014

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,227	$1,383
Restricted cash	775	—
Accounts receivable, net of allowance for doubtful accounts of $811 and $509 at December 31, 2013 and 2012, respectively	61,747	46,553
Accounts receivable - insurance recovery	—	3,100
Due from affiliates	273	347
Prepaid expenses and other	7,109	27,972
Current portion of escrow for abandonment costs	21,976	—
Derivative assets	1,370	2,408
TOTAL CURRENT ASSETS	99,477	81,763
OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $293,973 and $191,326 at December 31, 2013 and 2012, respectively	196,136	260,012
OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,350 and $1,717 at December 31, 2013 and 2012, respectively	4,862	1,968
OTHER ASSETS
Debt issue costs, net	1,488	3,230
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs	235,473	215,263
Other assets	7,830	7,880
TOTAL OTHER ASSETS	265,139	246,721
TOTAL ASSETS	$565,614	$590,464
LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	155,880	108,736
Derivative liabilities	9,828	—
Asset retirement obligations	43,109	41,572
Current portion of debt and notes payable	257	3,552
TOTAL CURRENT LIABILITIES	209,074	153,860
LONG-TERM LIABILITIES
Gas imbalance payable	1,888	2,521
Dividends payable	—	12,408
Derivative liabilities	31	5,091
Asset retirement obligations, net of current portion	233,623	303,933
Debt, net of current portion, net of unamortized discount of $617 and $882 at December 31, 2013 and 2012, respectively	183,929	201,118
TOTAL LONG-TERM LIABILITIES	419,471	525,071
TOTAL LIABILITIES	628,545	678,931
CLASS E and CLASS D PREFERRED UNITS	109,744	30,000
COMMITMENTS AND CONTINGENCIES
MEMBERS’ DEFICIT	(172,675)	(118,467)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$565,614	$590,464
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Oil sales	$182,731	$210,720	$215,204
Natural gas sales	51,520	50,470	75,994
Plant product sales and other revenue	31,085	24,707	23,091
Realized (loss) gain on derivative financial instruments	(1,522)	23,364	8,099
Unrealized (loss) gain on derivative financial instruments	(5,806)	(4,783)	17,556
TOTAL REVENUES	258,008	304,478	339,944
OPERATING EXPENSES:
Lease operating	177,210	180,691	158,545
Production taxes	627	745	859
Workover	8,224	17,986	23,385
Exploration	200	1,682	1,004
Depreciation, depletion and amortization	43,606	47,314	47,214
Impairment	79,090	31,033	12,967
General and administrative	36,601	26,486	22,029
Gain due to involuntary conversion of asset	(17,827)	(3,100)	—
Accretion	23,454	36,421	27,410
Loss (gain) on sale of asset	(105,771)	38	(142)
Other operating expenses	8,061	—	—
TOTAL OPERATING EXPENSES	253,475	339,296	293,271
INCOME (LOSS) FROM OPERATIONS	4,533	(34,818)	46,673
OTHER INCOME (EXPENSE):
Interest income	110	319	373
Miscellaneous expense	(10,771)	(3,504)	(6,253)
Interest expense	(26,789)	(25,965)	(25,752)
TOTAL OTHER EXPENSE	(37,450)	(29,150)	(31,632)
NET (LOSS) INCOME	(32,917)	(63,968)	15,041
PREFERRED UNIT DIVIDENDS	17,336	8,208	4,200
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNIT HOLDERS	$(50,253)	$(72,176)	$10,841
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
(in thousands)

	Members’ Capital	Accumulated Deficit	Total Members’ Deficit
Balance at December 31, 2010	$(1,609)	$(19,001)	$(20,610)
Distribution	(19,939)	—	(19,939)
Dividends	—	(4,200)	(4,200)
Net income	—	15,041	15,041
Balance at December 31, 2011	(21,548)	(8,160)	(29,708)
Contribution	110	—	110
Distribution	(16,693)	—	(16,693)
Dividends	—	(8,208)	(8,208)
Net loss	—	(63,968)	(63,968)
Balance at December 31, 2012	(38,131)	(80,336)	(118,467)
Cumulative adjustment- FWS 2012 Con. Retained Deficit	—	(3,955)	(3,955)
Dividends	—	(17,336)	(17,336)
Net loss	—	(32,917)	(32,917)
Balance at December 31, 2013	$(38,131)	$(134,544)	$(172,675)
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(32,917)	$(63,968)	$15,041
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	43,606	47,314	47,214
Impairment of oil and gas properties	79,090	31,033	12,967
Accretion of asset retirement obligations	23,454	36,421	27,410
Amortization of debt issue cost	4,611	4,777	2,915
Accretion of debt discount	265	232	203
Unrealized loss (gain) on derivative financial instruments	5,806	4,783	(17,556)
(Gain) loss on sale of assets	(105,771)	38	(142)
Provision on doubtful accounts	1,174	509	—
Gain on involuntary conversion of assets	(17,827)	(3,100)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,233)	5,238	(26,348)
Escrow Receivable, short term	(21,976)	—	—
Due to/from affiliates, net	74	(185)	413
Prepaid expenses and other assets	20,921	(1,744)	(13,513)
Other assets	253	—	—
Accounts payable and accrued expenses	36,732	36,427	38,199
Gas imbalance	(835)	999	(4,748)
Settlement of asset retirement obligations	(46,114)	(32,720)	(8,408)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(21,688)	66,054	73,647
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(128,696)	(42,238)	(21,169)
Acquisitions of oil and gas properties	(3,250)	(3,455)	(27,398)
Sale of oil and gas properties	128,712	(38)	150
Additions to property and equipment	(477)	(570)	(1,699)
Cash assumed in consolidation of Freedom Well Services, LLC	473	—	—
Proceeds received from insurance recovery	24,090	—	—
Deposits	—	(312)	(540)
Restricted cash	(775)	—	—
Escrow payments, net	(20,210)	(43,110)	(57,985)
NET CASH USED IN INVESTING ACTIVITIES	(133)	(89,723)	(108,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term notes	1,081	17,644	18,979
Payments on short term notes	(4,554)	(18,247)	(16,895)
Borrowings on bank debt	54,000	171,500	158,457
Payments on bank debt	(71,500)	(143,500)	(134,457)
Debt issuance costs	(2,362)	(3,022)	(2,770)
Contributions from preferred members	50,000	110	30,000
Distributions to members	—	(16,693)	(19,939)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,665	7,792	33,375
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,844	(15,877)	(1,619)
CASH AND CASH EQUIVALENTS—BEGINING OF PERIOD	1,383	17,260	18,879
CASH AND CASH EQUIVALENTS—END OF PERIOD	$6,227	$1,383	$17,260
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,603	$23,603	$22,050
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in asset retirement obligations	$2,341	$53,118	$147,442
Asset retirement obligations relieved due to sale of properties	$(48,454)
Assumption of gas imbalances	$—	$—	$(1,159)
Increase in asset retirement obligation escrow receivable	$—	$—	$20,348
Paid-in-kind dividends on preferred equity and accrued distributions to members	$17,336	$8,208	$4,200
Class D preferred units transferred to Class E preferred units	$12,408	$—	$—
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
Effective January 1, 2013, our consolidated financial statements include the accounts of BEEOO, our wholly-owned subsidiaries Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corporation, and our variable interest entity Freedom Well Services, LLC ("FWS"), as we determined that we are the primary beneficiary of FWS and we have the power to direct the activities of FWS.

NOTE 2— LIQUIDITY, RISKS, AND UNCERTAINTIES
While cash flows were lower than previously projected primarily due to lower production and sales of assets in the 3rd and 4th quarters, we continued our development operations by supplementing our cash flows from operating activities with funds raised through borrowings in 2013 and capital contributions from our members. We retained financial and technical advisors to provide recommendations on achieving improvements in production, operating expense, cash flows from operations, work over, capital expenditures and business planning.
As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $(109.6) million at December 31, 2013 and we incurred net losses of $(32.9) million during the year ended December 31, 2013. The combination of restricted credit availability, lower production since the fourth quarter of 2012, our drilling program, settlement of our plugging and abandonment ("P&A") liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant cash reductions in the fourth quarter of 2012 and the year 2013. To increase liquidity, we stretched accounts payable, aggressively pursued accounts receivable and sold non-core assets.
In 2013 we realized approximately $131.8 million in sales proceeds (subject to customary closing adjustments) which we used to reduce our credit facility and fund our 2013 capital expenditures. On March 17, 2014, our credit facility was paid off.
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
As of December 31, 2013 we have obtained a waiver of certain supplemental bonding requirements from Capital One. The current ratio covenant has been removed in the Seventh Amendment, Ninth Amendment and Tenth Amendment and has been replaced with a payables restriction covenant. Our liquidity projections demonstrate improvement of our financial position and we believe that we will meet our interest coverage ratio covenant, debt leverage ratio covenant and payables restriction covenant going forward.
Our capital budget may be adjusted in the future as business conditions warrant and the ultimate amount of capital we expend may fluctuate materially based on market conditions.
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
Virtually all of our current production is concentrated in the Gulf of Mexico, which is characterized by production declines more rapid than those of conventional onshore properties. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and severe weather. Any unanticipated significant disruption to, or decline in, our current production levels or prolonged negative changes in commodity prices or operating cost levels could have a material adverse effect on our financial position, results of operations, cash flows, the quantity of proved reserves that we report, and our ability to meet our commitments as they come due.
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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain reclassifications have been made to conform 2011 and 2012 balances to our 2013 presentation. Such reclassifications had no effect on net income or cash flow.
Principles of Consolidation: The consolidated financial statements include the accounts of Black Elk Energy Offshore Operations, LLC and our wholly-owned subsidiaries, Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. Effective January 1, 2013, in accordance with accounting guidelines for consolidation of variable interest entities, we consolidated Freedom Well Services, LLC ("FWS"), as we determined that we are the primary beneficiary of FWS and will have the power to direct the activities of FWS. All material intercompany accounts and transactions have been eliminated in consolidation.
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
We account for business combinations using the purchase method, in accordance with Accounting Standards Codification 810 from the Financial Accounting Standards Board (“FASB”). We use estimates to record the fair value of assets acquired and liabilities assumed.
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
We record revenues based on physical deliveries to our customers, which can be different from our net revenue ownership interest in field production. These differences create gas imbalances that we recognize as a receivable (payable) when there are not sufficient reserves to make up the gas imbalance. A gas imbalance receivable (payable) can also be a result of imbalances acquired in conjunction with the acquisition of oil and gas properties. At December 31, 2013 and December 31, 2012, our net gas receivable imbalances were $1.2 million and $0.4 million, respectively.
Allowance for Doubtful Accounts: Trade and other receivables are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each debtor. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. At December 31, 2013 and December 31, 2012, allowance for doubtful accounts totaled $0.8 million and $0.5 million, respectively.
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
Depreciation, depletion and amortization (“DD&A”) of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are amortized on the basis of proved developed reserves. DD&A expense related to oil and natural gas properties for the years ended December 31, 2013, 2012 and 2011 was $41.4 million, $46.5 million and $46.6 million, respectively. As more fully described below, proved reserves are estimated annually by our independent petroleum engineer, and are subject to future revisions based on availability of additional information. DD&A is calculated each quarter based upon the latest estimated reserves data available. Asset retirement costs are recognized when the asset is placed in service, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.
Upon sale or retirement of depreciable or depletable property, the book value thereof, less proceeds from sale or salvage value, is charged to operations.
Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties by field to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the years ended December 31, 2013, 2012 and 2011, we recorded an impairment charge of approximately $79.1 million, $31.0 million and $13.0 million, respectively.
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

Renewals and betterments that extend the useful life of property and equipment are capitalized to the appropriate property and equipment accounts. Depreciation of other property and equipment is computed using the straight-line method based on estimated useful lives of the property and equipment. Depreciation expense of other property and equipment for the years ended December 31, 2013, 2012 and 2011 was $2.2 million, $0.8 million and $0.6 million, respectively.
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
Oil and Natural Gas Reserve Quantities: Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our independent engineering firm prepares a reserve and economic evaluation of all our properties on a well-by-well basis utilizing information provided to it by us and information available from state agencies that collect information reported to it by the operators of our properties. As discussed below, the estimate of our proved reserves as of December 31, 2013 and 2012 have been prepared and presented in accordance with SEC rules and applicable accounting standards. These rules require companies to prepare their reserve estimates using reserve definitions and pricing based on 12-month un-weighted first-day-of-the-month average pricing.
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
Debt Issue Costs: Debt issue costs associated with long-term debt under revolving credit facilities and senior notes are carried at cost, net of amortization using the straight-line method over the term of the applicable long-term debt facility or the term of the notes, which approximates the effective interest method. Amortization expense for the years ended December 31, 2013, 2012 and 2011 amounted to $4.6 million, $4.8 million and $2.9 million, respectively.
Future amortization expense is as follows:

Year Ending December 31,	(in thousands)
2014	$2,390
2015	1,463
2016	—
2017	—
2018	—
$3,853
Derivative Financial Instruments: We utilize certain derivative contracts to reduce our exposure to fluctuating oil and natural gas prices. The oil and natural gas reference prices of these derivative contracts are based upon futures which have a high degree of correlation with actual prices received by us. We did not designate any of our derivative contracts as qualifying cash flow hedges. Accordingly, all gains and losses from our price risk management activities are currently included in earnings. Open positions are marked-to-market and recorded as unrealized gain (loss) on derivative financial instruments. When settled, the resulting cash flows are reported as cash flows from operating activities.
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
We are subject to the Texas margin tax which is generally calculated as 1% of gross margin. The tax is considered an income tax and is determined by applying a tax rate to a base that considers both revenues and expenses. During the years ended December 31, 2013, 2012 and 2011, the margin tax was immaterial to the consolidated financial statements.
Recent Accounting Pronouncements: Management does not believe that any recently issued accounting pronouncements would have a material effect on the accompanying consolidated financial statements.

NOTE 4—DIVESTITURES

Divestitures
On March 26, 2013, we completed the sale of four fields to Renaissance for approximately $52.5 million prior to normal adjustments. Funds were used to reduce the amount borrowed under the Credit Facility by $36 million for Capex. We sold an additional interest in one field to Renaissance on July 31, 2013 for $10.5 million and an additional sale was made on November 15, 2013 for SP65 to Renaissance for $60.0 million prior to normal adjustments. Funds were used to repay a portion of the Credit Facility and to fund capital expenditures.
On December 20, 2013, we completed the sale of one field to Energy XXI GOM, LLC for approximately $10 million prior to normal adjustments. Funds were used to repay a portion of the Credit Facility and to fund 2013 capital expenditures.

NOTE 5—OIL AND GAS PROPERTIES
The following table reflects capitalized costs related to our oil and gas properties:

	At December 31,
	2013	2012
	(in thousands)
Proved properties	$490,109	$451,338
Accumulated depletion, depreciation, amortization and impairment	(293,973)	(191,326)
Oil and Natural Gas Properties, net	$196,136	$260,012

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Below are the components of accounts payable and accrued expenses:

	At December 31,
	2013	2012
	(in thousands)
Accounts payable—trade	$122,015	$61,530
Accrued operating expenses	19,014	42,194
Interest payable	2,410	1,913
Other payables	12,441	3,099
	$155,880	$108,736

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
The following table describes the change to our asset retirement obligations:

	At December 31,
	2013	2012
	(in thousands)
Beginning of year	$345,505	$288,686
Revaluation of liability	2,341	53,118
Liabilities relieved due to sale of properties	(48,454)	—
Liabilities settled	(46,114)	(32,720)
Accretion expense	23,454	36,421
End of year	$276,732	$345,505
Less: Current portion	$(43,109)	$(41,572)
LT Asset retirement obligations	$233,623	$303,933

NOTE 8—DERIVATIVE INSTRUMENTS
We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. We use financially settled crude oil and natural gas swaps. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. We elected not to designate any of our derivative contracts as qualifying hedges for financial reporting purposes, therefore all of the derivative instruments are categorized as standalone derivatives and are being marked-to-market in unrealized gain (loss) on derivative financial instruments” in the consolidated statements of operations.

At December 31, 2013, the notional volumes of our commodity derivative contracts were as follows:

	Crude Oil				Natural Gas				Total
Period	Monthly Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Monthly Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
Swaps:			(in thousands)				(in thousands)		(in thousands)
1/14 - 2/14	19,000	$96.90	$(60)	$(60)	82,000	$4.60	$45	$45	$(15)	$(15)
1/14 - 5/14	10,083	100.80	136	136	129,960	4.94	$464	464	600	600
6/14 - 6/14	—	—	—	—	129,960	4.94	101	101	101	101
1/14 - 12/14	15,000	65.00	(5,172)	(5,172)	—	—	—	—	(5,172)	(5,172)
1/14 - 1/14	4,723	88.80	(46)	(46)	43,347	4.09	(14)	(14)	(60)	(60)
2/14 - 2/14	13,313	88.80	(128)	(128)	32,636	4.09	(5)	(5)	(133)	(133)
3/14 - 3/14	8,413	88.80	(78)	(78)	46,764	4.09	(5)	(5)	(83)	(83)
4/14 - 4/14	12,473	88.80	(108)	(108)	41,253	4.09	(1)	(1)	(109)	(109)
5/14 - 5/14	11,793	88.80	(92)	(92)	40,391	4.09	—	—	(92)	(92)
6/14 - 6/14	15,546	88.80	(108)	(108)	20,112	4.09	(1)	(1)	(109)	(109)
7/14 - 7/14	11,845	88.80	(72)	(72)	39,283	4.09	(2)	(2)	(74)	(74)
8/14 - 8/14	13,165	88.80	(69)	(69)	34,246	4.09	(2)	(2)	(71)	(71)
9/14 - 9/14	16,235	88.80	(74)	(74)	29,753	4.09	(2)	(2)	(76)	(76)
10/14 - 10/14	15,605	88.80	(60)	(60)	28,635	4.09	(2)	(2)	(62)	(62)
11/14 - 11/14	18,525	88.80	(61)	(61)	27,081	4.09	(3)	(3)	(64)	(64)
12/14 - 12/14	22,526	88.80	(57)	(57)	34,114	4.09	(7)	(7)	(64)	(64)
1/14 - 1/14	46,000	87.85	(489)	(489)	—	—	—	—	(489)	(489)
2/14 - 2/14	25,000	87.85	(263)	(263)	—	—	—	—	(263)	(263)
3/14 - 3/14	56,000	87.85	(570)	(570)	—	—	—	—	(570)	(570)
4/14 - 4/14	45,000	87.85	(431)	(431)	—	—	—	—	(431)	(431)
5/14 - 5/14	46,000	87.85	(400)	(400)	—	—	—	—	(400)	(400)
6/14 - 6/14	48,000	87.85	(377)	(377)	40,391	4.19	3	3	(374)	(374)
7/14 - 7/14	36,000	87.85	(250)	(250)	20,112	4.19	1	1	(249)	(249)
8/14 - 8/14	34,000	87.85	(208)	(208)	39,283	4.19	1	1	(207)	(207)
9/14 - 9/14	26,000	87.85	(141)	(141)	34,246	4.19	1	1	(140)	(140)
10/14 - 10/14	27,000	87.85	(128)	(128)	29,753	4.19	1	1	(127)	(127)
11/14 - 11/14	20,000	87.85	(83)	(83)	28,635	4.19	—	—	(83)	(83)
12/14 - 12/14	31,000	87.85	(105)	(105)	27,081	4.19	(3)	(3)	(108)	(108)
1/15 - 1/15	—	—	—	—	34,114	4.19	(5)	(5)	(5)	(5)
2/15 - 2/15	—	—	—	—	27,838	4.19	(4)	(4)	(4)	(4)
3/15 - 3/15	—	—	—	—	24,461	4.19	(3)	(3)	(3)	(3)
1/15 - 1/15	—	—	—	—	27,838	4.09	(8)	(8)	(8)	(8)
2/15 - 2/15	—	—	—	—	24,461	4.09	(6)	(6)	(6)	(6)
3/15 - 3/15	—	—	—	—	26,443	4.09	(5)	(5)	(5)	(5)
1/14 - 1/14	46,006	100.72	(57)	(57)	—	—	—	—	(57)	(57)
2/14 - 2/14	39,159	100.72	(45)	(45)	—	—	—	—	(45)	(45)
3/14 - 3/14	36,822	100.72	(33)	(33)	—	—	—	—	(33)	(33)
4/14 - 4/14	34,069	100.72	(16)	(16)	—	—	—	—	(16)	(16)
5/14 - 5/14	35,200	100.72	3	3	—	—	—	—	3	3
6/14 - 6/14	31,668	100.72	18	18	—	—	—	—	18	18
7/14 - 7/14	48,509	100.72	64	64	—	—	—	—	64	64
8/14 - 8/14	46,473	100.72	87	87	—	—	—	—	87	87
9/14 - 9/14	45,830	100.72	110	110	—	—	—	—	110	110
10/14 - 10/14	44,282	100.72	124	124	—	—	—	—	124	124
11/14 - 11/14	40,874	100.72	131	131	—	—	—	—	131	131
12/14 - 12/14	26,424	100.72	80	80	—	—	—	—	80	80

			(9,028)	(9,028)			539	539	(8,489)	(8,489)

At December 31, 2012, the notional volumes of our commodity derivative contracts were as follows:

	Crude Oil				Natural Gas				Total
Period	Monthly Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Monthly Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
Swaps:			(in thousands)				(in thousands)		(in thousands)
1/13 - 10/13	27,750	$96.90	$983	$983	104,000	$4.60	$1,114	$1,114	$2,097	$2,097
11/13 - 11/13	26,800	96.90	88	88	104,000	4.60	$81	$81	169	169
12/13 - 12/13	27,750	96.90	95	95	104,000	4.60	61	61	156	156
1/14 - 2/14	19,000	96.90	136	136	82,000	4.60	80	80	216	216
1/13 - 6/13	15,542	100.80	715	715	200,669	4.94	1,806	1,806	2,521	2,521
7/13 - 7/13	7,132	100.80	47	47	148,788	4.94	194	194	241	241
8/13 - 8/13	5,980	100.80	40	40	139,212	4.94	176	176	216	216
9/13 - 9/13	3,897	100.80	26	26	116,125	4.94	145	145	171	171
10/13 - 10/13	3,259	100.80	22	22	91,166	4.94	110	110	132	132
11/13 - 11/13	—	—	—	—	64,926	4.94	71	71	71	71
12/13 - 12/13	10,042	100.80	70	70	119,462	4.94	107	107	177	177
1/14 - 5/14	10,083	100.80	361	361	129,960	4.94	547	547	908	908
6/14 - 6/14	—	—	—	—	129,960	4.94	111	111	111	111
1/13 - 12/13	19,750	85.90	(1,649)	(1,649)	47,000	5.00	785	785	(864)	(864)
1/14 - 12/14	15,000	65.00	(4,199)	(4,199)	—	—	—	—	(4,199)	(4,199)
1/13 - 1/13	9,042	88.80	(29)	(29)	—	—	—	—	(29)	(29)
2/13 - 2/13	23,522	88.80	(84)	(84)	—	—	—	—	(84)	(84)
3/13 - 3/13	16,792	88.80	(67)	(67)	—	—	—	—	(67)	(67)
4/13 - 4/13	23,812	88.80	(103)	(103)	—	—	—	—	(103)	(103)
5/13 - 5/13	24,012	88.80	(110)	(110)	—	—	—	—	(110)	(110)
6/13 - 6/13	29,752	88.80	(140)	(140)	—	—	—	—	(140)	(140)
7/13 - 7/13	23,143	88.80	(108)	(108)	—	—	—	—	(108)	(108)
8/13 - 8/13	24,915	88.80	(114)	(114)	—	—	—	—	(114)	(114)
9/13 - 9/13	28,688	88.80	(127)	(127)	—	—	—	—	(127)	(127)
10/13 - 10/13	28,006	88.80	(120)	(120)	—	—	—	—	(120)	(120)
11/13 - 11/13	31,605	88.80	(130)	(130)	—	—	—	—	(130)	(130)
12/13 - 12/13	38,743	88.80	(152)	(152)	—	—	—	—	(152)	(152)
1/14 - 1/14	4,723	88.80	(17)	(17)	—	—	—	—	(17)	(17)
2/14 - 2/14	13,313	88.80	(48)	(48)	—	—	—	—	(48)	(48)
3/14 - 3/14	8,413	88.80	(29)	(29)	—	—	—	—	(29)	(29)
4/14 - 4/14	12,473	88.80	(41)	(41)	—	—	—	—	(41)	(41)
5/14 - 5/14	11,793	88.80	(37)	(37)	—	—	—	—	(37)	(37)
6/14 - 6/14	15,546	88.80	(46)	(46)	—	—	—	—	(46)	(46)
7/14 - 7/14	11,845	88.80	(33)	(33)	—	—	—	—	(33)	(33)
8/14 - 8/14	13,165	88.80	(34)	(34)	—	—	—	—	(34)	(34)
9/14 - 9/14	16,235	88.80	(41)	(41)	—	—	—	—	(41)	(41)
10/14 - 10/14	15,605	88.80	(38)	(38)	—	—	—	—	(38)	(38)
11/14 - 11/14	18,525	88.80	(42)	(42)	—	—	—	—	(42)	(42)
12/14 - 12/14	22,526	88.80	(46)	(46)	—	—	—	—	(46)	(46)
1/13 - 1/13	66,000	87.85	(272)	(272)	—	—	—	—	(272)	(272)
2/13 - 2/13	34,000	87.85	(154)	(154)	—	—	—	—	(154)	(154)
3/13 - 3/13	50,000	87.85	(246)	(246)	—	—	—	—	(246)	(246)
4/13 - 4/13	35,000	87.85	(184)	(184)	—	—	—	—	(184)	(184)
5/13 - 5/13	36,000	87.85	(198)	(198)	—	—	—	—	(198)	(198)
6/13 - 6/13	23,000	87.85	(129)	(129)	—	—	—	—	(129)	(129)
7/13 - 7/13	15,000	87.85	(84)	(84)	—	—	—	—	(84)	(84)
8/13 - 8/13	11,000	87.85	(60)	(60)	—	—	—	—	(60)	(60)
9/13 - 9/13	20,000	87.85	(106)	(106)	—	—	—	—	(106)	(106)
10/13 - 10/13	4,000	87.85	(21)	(21)	—	—	—	—	(21)	(21)
11/13 - 11/13	250	87.85	(1)	(1)	—	—	—	—	(1)	(1)
12/13 - 12/13	2,500	87.85	(12)	(12)	—	—	—	—	(12)	(12)
1/14 - 1/14	46,000	87.85	(211)	(211)	—	—	—	—	(211)	(211)
2/14 - 2/14	25,000	87.85	(110)	(110)	—	—	—	—	(110)	(110)
3/14 - 3/14	56,000	87.85	(239)	(239)	—	—	—	—	(239)	(239)
4/14 - 4/14	45,000	87.85	(186)	(186)	—	—	—	—	(186)	(186)
5/14 - 5/14	46,000	87.85	(182)	(182)	—	—	—	—	(182)	(182)
6/14 - 6/14	48,000	87.85	(181)	(181)	—	—	—	—	(181)	(181)
7/14 - 7/14	36,000	87.85	(129)	(129)	—	—	—	—	(129)	(129)
8/14 - 8/14	34,000	87.85	(117)	(117)	—	—	—	—	(117)	(117)
9/14 - 9/14	26,000	87.85	(86)	(86)	—	—	—	—	(86)	(86)

10/14 - 10/14	27,000	87.85	(86)	(86)	—	—	—	—	(86)	(86)
11/14 - 11/14	20,000	87.85	(61)	(61)	—	—	—	—	(61)	(61)
12/14 - 12/14	31,000	87.85	$(87)	$(87)	—	—	$—	$—	$(87)	$(87)
9/13 - 9/13	(17,500)	$89.15	$72	$72	—	$—	$—	$—	$72	$72
			$(8,071)	$(8,071)			$5,388	$5,388	$(2,683)	$(2,683)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair value at December 31, 2013	Balance Sheet Location	Fair value at December 31, 2013
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$1,370	Current	$(9,828)
	Non-current	—	Non-current	(31)
Total derivative instruments		$1,370		$(9,859)

	Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2012	Balance Sheet Location	Fair value at December 31, 2012
Commodity Contracts	Derivative financial instruments		Derivative financial instruments
	Current	$6,808	Current	$(4,400)
	Non-current	1,235	Non-current	(6,326)
Total derivative instruments		$8,043		$(10,726)
The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

		Twelve Months Ended December 31,
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Statements of Operations Location	2013	2012	2011
Commodity Contracts	Realized (loss) gain on derivative financial instruments	$(1,522)	$23,364	$8,099

Commodity Contracts	Unrealized gain (loss) on derivative financial instruments	(5,806)	(4,783)	17,556

Total derivative instruments		$(7,328)	$18,581	$25,655

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
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements
	at December 31, 2013
	Using Fair Value Hierarchy
	Fair value as of December 31, 2013	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$1,370	$—	$1,370	$—
	$1,370	$—	$1,370	$—
Liabilities
Oil and Natural Gas Derivatives	$(9,859)	$—	$(9,859)	$—
	$(9,859)	$—	$(9,859)	$—

	Fair Value Measurements
	at December 31, 2012
	Using Fair Value Hierarchy
	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$8,043	$—	$8,043	$—
	$8,043	$—	$8,043	$—
Liabilities
Oil and Natural Gas Derivatives	$(10,726)	$—	$(10,726)	$—
	$(10,726)	$—	$(10,726)	$—
At December 31, 2013 and 2012, management estimates that the derivative contracts had a fair value of $(8.5) million and $(2.7) million, respectively. We estimated the fair value of derivative instruments using internally-developed models that use as their basis, readily observable market parameters.
The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.
As of December 31, 2013, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at December 31, 2013 was $164.1 million.
Fair Value on a Non-Recurring Basis
As of December 31, 2013, oil and gas properties with a carrying value of $275.2 million were written down to their fair value of $196.1 million, resulting in an impairment charge, which is recognized under “Impairments” in the consolidated statements of operations, of $79.1 million for the year ended December 31, 2013. As of December 31, 2012, oil and gas properties with a carrying value of $291.0 million were written down to their fair value of $260.0 million, resulting in an impairment charge of $31.0 million. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 10—DEBT AND NOTES PAYABLE
Our debt and notes payable are summarized as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Senior Secured Revolving Credit Facility	$34,500	$52,000
13.75% Senior Secured Notes, net of discount	149,383	149,118
AFCO Credit Corporation-insurance note payable	—	3,552
Other debt	303	—
Total debt	184,186	204,670
Less: current portion	(257)	(3,552)
Total long-term debt	$183,929	$201,118
Senior Secured Revolving Credit Facility
On December 24, 2010 we entered into a credit facility (the “Credit Facility”) comprised of a senior secured revolving credit facility (the “Revolving Credit Facility”) and a secured letter of credit to be used exclusively for the issuance of letters of credit in support of our future P&A liabilities relating to our oil and natural gas properties (the “Letter of Credit Facility”).
During 2013, we have entered into various amendments to the Credit Facility. These amendments have (1) changed our amount available for borrowing under the Revolving Credit Facility, (2) increased the secured letter of credit from $35 million to $47 million, (3) amended certain provisions governing our swap agreements, (4) updated the fees on the letters of credit to 2% on a go-forward basis, (5) updated the “change in control” definition, (6) amended the definition of debt included in the calculation of the covenants, (7) changed the maturity date to January 1, 2015 on the Credit Facility and to June 22, 2014 on the Letter of Credit Facility, (8) received waivers related to our financial covenants for the third and fourth quarters of 2013, (9) added affirmative covenants to be furnished on a weekly basis including updated cash flow projections, updated accounts payable and accounts receivable schedules, and daily production reports for the week, (10) added an affirmative covenant that we would receive certain specified capital contributions from Platinum Partners Black Elk Opportunities Fund LLC ("PPBE") or entities designated by PPBE (the “Platinum Group”) during the first quarter of 2013 and (11) revised the definition of “Event of Default” to include non-compliance with new affirmative covenants, (12) restricted returns of capital to our unit holders or distributions of our property to our equity interest holders and (13) waived our right and the rights of the Lenders to request or obtain a borrowing base redetermination prior to the first scheduled redetermination date in 2014.
As of December 31, 2013, we had $34.5 million of borrowings outstanding and $66.6 million of letters of credit issued resulting in zero borrowings available under the Credit Facility. On March 17, 2014, our credit facility was paid off.
The Credit Facility requires us and our subsidiaries to maintain certain financial covenants. Specifically, we may not permit, in each case as calculated as of the end of each fiscal quarter, our total leverage ratio to be more than 2.5 to 1.0, our interest coverage ratio to be less than 2.5 to 1.0, or our interest coverage ratio to be less than 3.0 to 1.0, or our payables restriction covenant, which does not allow accounts payable greater than 90 days old to exceed $6.0 million in the aggregate, excluding certain vendors (in each case as defined in our revolving Credit Facility). In addition, we and our subsidiaries are subject to various covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to their security interests, pay dividends, make acquisitions, loans, advances or investments, sell or otherwise transfer assets, enter into transactions with affiliates or change our line of business.

As of December 31, 2013, we were not in compliance with the total leverage ratio covenant, and the interest coverage ratio covenant. Our total leverage ratio was calculated to be 5.0 to 1.0, which was higher than the required maximum of 2.5 to 1.0. Our interest coverage ratio covenant was calculated to be 1.4 to 1.0, which was lower than the minimum 3.0 to 1.0. Our payables restriction covenant was calculated at $46.9 million which was higher than the maximum of $6.0 million. We received a limited waiver relating to such covenants in the December 31, 2013 as well as a limited waiver on our Letter of Credit Facility in the Waiver and Tenth Amendment for the fiscal quarter ended December 31, 2013.
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

13.75% Senior Secured Notes
On November 23, 2010, we issued $150 million face value of 13.75% Senior Secured Notes discounted at 99.109%. The net proceeds were used to repay all of the outstanding indebtedness under our prior revolving credit facility, to fund Bureau of Ocean Energy Management, Regulation and Enforcement collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually in arrears, on June 1 and December 1 of each year, which commenced on June 1, 2011. The Notes will mature on December 1, 2015, of which all principal then outstanding will be due. As of December 31, 2013 and 2012, the recorded value of the Notes was $149.4 million and $149.1 million, respectively, which includes the unamortized discount of $0.6 million and $0.9 million, respectively. We incurred underwriting and debt issue costs of $7.2 million which have been capitalized and will be amortized over the life of the Notes.
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
The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 (as defined in Note 18) to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries (excluding FWS) are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Our limitation on capital expenditures was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of $60 million for the fiscal year ending December 31, 2012 and 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. As of December 31, 2013, we were in compliance with our covenants under the Indenture.
AFCO Credit Corporation—Insurance Notes Payable
In 2012, we entered into a note to finance annual insurance premiums related to our oil and natural gas properties for an aggregate $17.6 million. The note bore interest at an annual rate of 1.95% compounded monthly. The note was paid off during the first quarter of 2013.

The amounts of required principal payments based on our outstanding debt amounts as of December 31, 2013, were as follows:

Year Ending December 31,	(in thousands)
2014	$257
2015	184,530
2016	16
2017	—
2018	—
184,803
Unamortized discount on 13.75% Senior Secured Notes	(617)
Total debt	$184,186

NOTE 11—DEFINED CONTRIBUTION PLAN
We have a 401(k) Defined Contribution Plan (the “Plan”). Employees become eligible to contribute to the plan and to receive employer contributions the first of the month subsequent to completing one month of service. The Plan allows eligible employees to contribute up to 90% of their annual compensation, not to exceed the maximum amounts permitted by IRS regulations. The defined contribution plan provides that we will make a safe harbor contribution equal to 3% of compensation for the plan year. Employees are 100% vested in contributions that they make to the Plan and any safe harbor contributions. Other contributions made by us fully vest after three years of service. We provided matching contributions to the Plan for the years ended December 31, 2013, 2012 and 2011 of $0.5 million, $0.3 million and $0.5 million, respectively.

NOTE 12—MEMBERS’ DEFICIT
The Member Agreement (the “Agreement”) has four (Class A, B, C, and E) classes of members. Net income (loss) is allocated to the members in accordance with the terms set forth in the Agreement. The Agreement allows for preferred returns to certain members after internal rate of return and return of investment hurdles are met.
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50.0 million additional Class E Preferred Units (the “Class E Units”) and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. The Class E Units are recorded under "Preferred Units" and the Class B Units are included in "Members Deficit" in the consolidated balance sheets. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class D Preferred Units were recorded under "Preferred Units" in the consolidated balance sheets. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). For the year ended December 31, 2013, we issued an additional amount of Class E Units of approximately 16.7 million as paid-in-kind dividends to the holders of Class E Units.
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

NOTE 13—GAIN ON INVOLUNTARY CONVERSION
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
The claim was approved and paid by insurance underwriters. We recorded a receivable of $3.1 million for reimbursement, after a deductible of $0.5 million, under our insurance policy at December 31, 2012 and received the funds during the first quarter of 2013. As of December 31, 2013, the claim was finalized and we received at total of approximately$24.1 million, net of deductibles, in cash for the claim during 2013. Of this amount, $17.8 million was recognized as a gain on involuntary asset conversion on the consolidated statement of operations.

NOTE 14—RELATED PARTY TRANSACTIONS
We pay for certain operating and general and administrative expenses on behalf of Black Elk Energy, LLC, the parent company of Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. At December 31, 2013 and 2012, we had receivables from Black Elk Energy, LLC in the amount of $273,430 and $23,430, respectively.
During 2011, we entered into a contribution agreement with Platinum. We also entered into additional contributions with (“PPVA (Equity)”) and the Platinum Group in 2013. See Note 12.
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
On May 28, 2013, our consolidated subsidiary FWS entered into an equipment lease agreement with Pea and Eigh Company, LLC (“Pea and Eigh”), a related party of Platinum. The lease began on July 1, 2013 and is payable in monthly installments of approximately $35,000, maturing on December 31, 2013, with a month to month lease option thereafter. The agreement also includes an option to purchase the equipment for $1.5 million. The lease arrangement is treated as an operating lease and we incurred approximately $0.2 million of rental expense for the year ended December 31, 2013. As of December 31, 2013, we have not purchased all of the equipment. We currently have restricted cash of $0.6 million for the additional equipment to be purchased as well as advances due to Pea and Eigh of $0.6 million, which is included in “Accounts payable and accrued expenses”.
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

NOTE 15—MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
Major Customers

The following purchasers and operators accounted for 10% or more of our oil and natural gas sales:

	Year Ended December 31,
	2013	2012	2011
Shell Trading (US) Company	62%	18%	51%
JP Morgan Ventures Energy Corporation	—%	41%	8%
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
West Delta 32

On November 16, 2012, an explosion and fire occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana. At the time of the explosion, production on the platform had been shut in while crews of independent contractors performed maintenance and construction on the platform. Three workers died as a result of the explosion and subsequent fire, and others sustained varying degrees of personal injuries. An investigation by the Bureau of Safety Enforcement and Environment Agency (“BSEE”), in coordination with the U.S. Coast Guard, has been finalized. As a result of the investigation, it is possible that BSEE could issue Incidents of Non-Compliance. We are currently waiting for BSEE’s conclusion of its assessment of penalties.

The United States Chemical Safety and Hazard Investigation Board has also made inquiry regarding the incident but has decided not to formally opened an investigation. Additionally, civil lawsuits relating to the explosion have been filed and are pending in federal courts.

On January 31, 2013, the family of decedent Jerome Malagapo sued BEEOO in the United States District Court for the Eastern District of Louisiana. The lawsuit was filed by Mr. Malagapo’s wife individually and on behalf of his estate and Mr. Malagapo’s children. The plaintiffs allege that Mr. Malagapo was employed by Grand Isle Shipyard, Inc. and was working on the West Delta 32 Block Platform and as a result of the incident died. The plaintiffs are seeking an unspecified amount of actual and punitive damages.
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
On March 25, 2013, the family of decedent Ellroy Corporal sued BEEOO in the United States District Court for the Eastern District of Louisiana. The lawsuit was filed by Mr. Corporal’s wife individually and on behalf of his estate and Mr. Corporal’s two children. The plaintiffs allege that Mr. Corporal was working on the West Delta 32 Block Platform at the time of the West Delta 32 Incident. They allege that Mr. Corporal died from complications due to the West Delta 32 Incident. The plaintiffs are seeking an unspecified amount of actual and punitive damages.
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

As previously reported, six investors in Black Elk Energy, LLC (“BEE”) filed a purported derivative complaint on behalf of BEE in the Supreme Court of the State of New York, County of New York, against the Company, John Hoffman, Iron Island Technologies Inc., and various entities and individuals associated with the Company’s majority unit owner (the “Platinum Defendants”). The lawsuit seeks unspecified damages allegedly arising from (1) the dilution of BEE’s ownership interest in the Company through various financing transactions with the Platinum Defendants and the issuance of membership units under management and employee incentive programs; and (2) the alleged mismanagement of the Company in connection with certain alleged safety violations and the West Delta 32 Incident. We believe there are strong defenses to the claims asserted in the lawsuit, and the Company intends to defend the case vigorously. On or about September 24, 2013, Plaintiffs filed a motion for a preliminary injunction to restrain a portion of the proceeds of the Company’s proposed sale of certain oil fields in the Gulf of Mexico. The Court denied the motion on November 15, 2013. On or about November 20, 2013, we filed a motion to dismiss the complaint in its entirety, inter alia, on the grounds that (i) the claims fail to state a cause of action; (ii) the claims are refuted by documentary evidence; (iii) plaintiffs, who are not members of the Company, lack standing to assert a claim for mismanagement of the Company; and (iv) certain claims are barred by the statute of limitations. The motion is now fully briefed. Discovery is at an early stage, with the parties beginning to make rolling document productions.

On April 29, 2013, Grand Isle Shipyards, Inc. ("GIS") sued BEEOO, Enviro-Tech Systems, LLC, Wood Group USA, Inc., and Compass Engineering & Consultants, LLC in the United States District Court for the Eastern District of Louisiana for damages it alleged incurred in connection with the West Delta 32 Incident. GIS specifically sought damages for loss of property and equipment, expenses in the form of indemnity and medical benefits paid to or on behalf of its employees and for unpaid invoices in connection with the work it performed at West Delta 32. Upon motion by BEEOO, however, the court dismissed GIS' lawsuit and ordered GIS and BEEOO to first attempt to resolve their claims through mediation which took place on November 12, 2013. Since the mediation was unsuccessful, the Parties have now agreed to enter into binding Arbitration, pursuant to and in accordance with the MSA. The Arbitration proceedings are underway.
Operating Leases

We lease office space and certain equipment under non-cancellable operating lease agreements that expire on various dates through 2020.
Approximate future minimum lease payments for operating leases at December 31, 2013 were as follows:

Year Ending December 31,	(in thousands)
2014	$7,274
2015	2,151
2016	1,973
2017	1,695
2018	1,536
Thereafter	3,093
$17,722
Rent expense of approximately $1.7 million, $1.5 million and $1.0 million was incurred under operating leases in the years ended December 31, 2013, 2012 and 2011, respectively.
Escrow Accounts
Pursuant to the purchase agreement from W&T Offshore, Inc. (“W&T”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired in maximum aggregate amount of $49.2 million ($18.0 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. We were required to fully fund such obligations by the end of 2012 with respect to the operating properties and by the end of 2016 with respect to non-operating properties. The maximum obligation of $63.8 million may be adjusted downward in certain situations. We may withdraw cash from the W&T Escrow Accounts as reimbursement for performed P&A obligations. However, no cash may be withdrawn if at any point we are in default under our stipulated payment schedules. As of November 2010, we fully funded the operating escrow account in the amount of $43.1 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of December 31, 2013, we have funded $17.5 million into the non-operating escrow account, leaving $13.7 million to be funded through May 1, 2017.
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
Pursuant to the purchase agreement for the Maritech Acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired of $13.1 million to be used for future P&A costs that may be incurred on such properties. As of December 31, 2013, we have funded $12.4 million, leaving $0.7 million to be funded through February 2014.
In regards to the Merit Acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities.

We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011. As of December 31, 2013, we have fully funded the escrow obligation.

NOTE 17—UNCERTAIN TAX POSITIONS
As we are considered a flow through entity for U.S. federal tax purposes, our only exposure to uncertain tax positions relates to the Texas margins tax.
We did not have unrecognized tax benefits as of December 31, 2013 and 2012, and do not expect this to change significantly over the next 12 months. In accordance with accounting guidance for income taxes, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2013 , 2012 and 2011, we have not accrued interest or penalties related to uncertain tax positions.
Our tax years for fiscal years ended December 31, 2013, 2012, and 2011 are subject to examination in the United States and relevant state jurisdictions.

NOTE 18—SUPPLEMENTAL OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED)
The supplementary data presented herein reflects information for all of our oil and natural gas producing activities.
Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to our oil and natural gas activities for the years ended December 31, 2013, 2012 and 2011:

	Year Ending December 31,
	2013	2012	2011
	(in thousands)
Oil and Gas Activities:
Exploration costs	$200	$1,682	$1,004
Development costs	130,953	42,238	21,169
Acquisition costs	3,250	3,455	27,398
Costs incurred	$134,403	$47,375	$49,571
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

Estimated quantities of proved domestic oil and natural gas reserves and changes in quantities of proved developed reserves in barrels (“MBbls”) and cubic feet (“MMcf”) for each of the periods indicated were as follows:

	Crude Oil and NGLs (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves at December 31, 2011	20,123	150,393	45,189
Purchases of minerals in place	—	—	—
Extensions and discoveries	3,761	11,343	5,652
Revisions of previous estimates	(94)	(30,759)	(5,221)
Production	(2,301)	(17,884)	(5,281)
Proved reserves at December 31, 2012	21,489	113,093	40,339
Extensions and discoveries	1,950	9,431	3,522
Revisions of previous estimates	(1,633)	(16,017)	(4,302)
Production	(1,941)	(13,294)	(4,157)
Purchases of minerals in place	11	—	11
Sales of minerals in place	(6,829)	(15,423)	(9,400)
Proved reserves at December 31, 2013	13,047	77,790	26,012
Proved developed reserves at December 31, 2013	9,973	53,907	18,957

Our proved undeveloped reserves at December 31, 2013 were 7.1 MMBoe, consisting of 3.1 MMBbls of oil and NGLs and 23.9 Bcf of natural gas. Decreases in proved undeveloped reserves in 2013 were primarily due to the reclassification of several PUDs that had reached the five year period and a lower pricing environment. All proved undeveloped reserves are scheduled to be drilled by 2017 excluding the twelve drills waiting on wellbore availability. Our proved undeveloped reserves at December 31, 2012 were 15.9 MMBoe, consisting of 9.2 MBbls of oil and NGLs and 40.1 Bcf of natural gas. Increases in proved undeveloped reserves were primarily due to continued evaluation of our existing asset base and the Merit Acquisition.
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

	December 31,
	2013	2012	2011
	(in thousands)
Future cash inflows	$1,611,000	$2,552,252	$2,641,791
Future cost:
Production	573,233	695,079	714,076
Development	212,376	496,834	544,523
Future income taxes	—	—	—
Future net cash flows	825,391	1,360,339	1,383,192
10% annual discount for estimated timing of cash flows	189,441	302,546	321,784
Standardized measure of discounted future net cash flows	$635,950	$1,057,793	$1,061,408
Changes in Standardized Measure of Discounted Future Net Cash Flows from Oil and Gas Proved Reserves

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning of year:	$1,057,793	$1,061,408	$392,189
Purchase of minerals in place	348	—	612,048
Extensions and discoveries and improved recovery, net of future production and development cost	108,261	202,334	314,920
Accretion of discount	87,339	83,566	34,238
Net change in sales prices net of production costs	(314,721)	(61,407)	112,923
Changes in estimated future development costs	162,099	6,420	(359,942)
Previously estimated future development costs incurred	74,073	39,433	17,198
Revisions of quantity estimates	(132,242)	(186,902)	60,822
Sales, net of production costs	(86,673)	(88,837)	(131,500)
Timing differences and other	(31,392)	1,778	8,512
Sales of minerals in place	(288,935)	—	—
Net increase (decrease)	(421,843)	(3,615)	669,219
End of year	$635,950	$1,057,793	$1,061,408
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

NOTE 19—QUARTERLY FINANCIAL DATA (Unaudited)
The table below sets forth unaudited financial information for each quarter of the last two years (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Total revenues	$59,988	$66,374	$63,757	$67,889
Loss (income) from operations	(8,972)	(30,683)	(8,881)	44,004
Net (loss) income	(16,212)	(39,518)	(18,415)	(41,228)
Net (loss) income attributable to common unit holders	(19,355)	(44,201)	(23,170)	(36,418)
Year ended December 31, 2012
Total revenues	$76,181	$106,594	$57,125	$64,578
Income (loss) from operations	1,245	28,721	(25,153)	(39,631)
Net (loss) income	(5,654)	21,517	(32,575)	(47,256)
Net (loss) income attributable to common unit holders	(7,454)	19,573	(34,807)	(49,488)

NOTE 20—SUBSEQUENT EVENTS
Actions taken after the 2013 Fiscal Year
Resignation of Bruce Koch
On January 9, 2014, Black Elk Energy Offshore Operations, LLC (the “Company”) announced the resignation of Bruce Koch, Vice President and Chief Financial Officer, effective January 7, 2014. The terms of Mr. Koch’s offer letter included a lump sum severance compensation in an amount equal to one year's annual base salary, plus the benefits for one year the he was entitled to under his employment agreement. In exchange for these benefits, the offer letter contains a general release of claims by Mr. Koch and covenants by Mr. Koch with respect to confidentiality and non-disparagement.

Appointment of Chief Financial Officer
On January 8, 2014, we appointed Jeffrey Shulse as our Chief Financial Officer.

Senior Secured Revolving Credit Facility
On March 17, 2014 our credit facility was paid off..

Sale of Assets
On March 13, 2014 , Black Elk Energy Offshore Operations, LLC (the “Company” or “we”) entered into a Purchase and Sale Agreement (the “PSA”) with a wholly owned subsidiary of Fieldwood Energy LLC (“Fieldwood”). Pursuant to the PSA, Fieldwood acquired all of the Company’s interest in 1 operated and 15 non-operated fields in the offshore Gulf of Mexico, and further described in detail as Exhibit 10.1 and incorporated herein, for $50 million, subject to normal purchase price adjustments (the “Sale”). The Sale closed on March 17, 2014.
Pursuant to the PSA, and subject to specified limitations described therein, we agreed to indemnify Fieldwood its Affiliates (as defined in the PSA) and their respective directors, officers, employees, stockholders, members, agents, consultants, advisors and other representatives against certain retained liabilities (as defined in the PSA) as well as losses resulting from any breach of any representations, warranties and covenants of the Company, regardless of fault, contained in the PSA, and for certain other matters. Fieldwood has also agreed to indemnify us, our Affiliates (as defined in the PSA) and our respective directors, managers, general partners, officers, agents, employees, consultants, equity owners, stockholders and other representatives against certain losses (excluding certain retained liabilities of Seller) resulting from any breach of any representations, covenants or obligations of Fieldwood contained in the PSA and, subject to certain limitations, the operation and ownership of the assets acquired pursuant to the PSA, regardless of fault, and damages, including environmental damages, relating thereto.

New Swap Transactions. On January 24, 2014, we entered into the following swap transactions:

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
February 2014 - February 2014	Swap	271,672	4.47
March 2014 - March 2014	Swap	342,217	4.47
April 2014 - April 2014	Swap	287,089	4.47
May 2014 - May 2014	Swap	282,346	4.47
June 2014 - June 2014	Swap	231,998	4.47
July 2014 - July 2014	Swap	245,330	4.47
August 2014 - August 2014	Swap	223,294	4.47
September 2014 - September 2014	Swap	207,094	4.47
October 2014 - October 2014	Swap	202,612	4.47
November 2014 - November 2014	Swap	186,296	4.47
December 2014 - December 2014	Swap	219,770	4.47
January 2015 - January 2015	Swap	203,909	4.47
February 2015 - February 2015	Swap	178,341	4.47
March 2015 - March 2015	Swap	177,093	4.47

New Swap Transactions. On March 20, 2014, we entered into the following swap transactions:

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
February 2014 - February 2014	Swap	271,672	4.47
March 2014 - March 2014	Swap	342,217	4.47
April 2014 - April 2014	Swap	287,089	4.47
May 2014 - May 2014	Swap	282,346	4.47
June 2014 - June 2014	Swap	231,998	4.47
July 2014 - July 2014	Swap	245,330	4.47
August 2014 - August 2014	Swap	223,294	4.47
September 2014 - September 2014	Swap	207,094	4.47
October 2014 - October 2014	Swap	202,612	4.47
November 2014 - November 2014	Swap	186,296	4.47
December 2014 - December 2014	Swap	219,770	4.47
January 2015 - January 2015	Swap	203,909	4.47
February 2015 - February 2015	Swap	178,341	4.47
March 2015 - March 2015	Swap	177,093	4.47

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

As required by Rule 15d-15(b) under the Exchange Act, management annually reviews our accounting policies and practices, and as a result of such review, identified it had an ineffective financial reporting process and inconsistent review of certain routine accrual calculations and journal entries. As a result of these material weaknesses (as further discussed below), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Notwithstanding the material weaknesses further discussed below, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined by Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer in order to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of the changes within the organization and internal reporting.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting pursuant to Rule 13a-15(c) under the Securities Exchange Act as of the end of the period covered by this Form 10-K. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with such evaluation, our management identified material weaknesses in our control environment based on the criteria established in the 1992 Internal Control-Integrated Framework issued by the COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

The material weaknesses identified were related to our continued lack of sufficient control over financial accounting and reporting processes, specifically our inconsistent review of certain routine accrual calculations and journal entries, whereas in prior year, the matter related to accounting for non-routine and non-systematic transactions. Significant turnover and reduction in force in late 2013 and early 2014 caused the above-mentioned control deficiencies and resulted in the recording of certain adjustments prior to the issuance of our consolidated financial statements included in this Form 10-K. Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

Remediation of a Material Weakness

As discussed in our 2012 Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, as a result of a material weakness related to our lack of a sufficient control over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. As of December 31, 2012, management concluded that our control over the selection and application of our accounting policies related to non-routine and non-systematic transactions were ineffective to ensure that such transactions were recorded in accordance with U.S. generally accepted accounting principles. Specifically, the updated asset portion of the revised estimate of our asset retirement obligations were not included in the impairment computation of Net Book Value. We began implementing certain measures in 2013 to address this material weakness and continued to develop remediation plans and implemented additional measures throughout the remainder of 2013 and through the filing of the Form 10-K, including the appointment our Chief Financial Officer in January 2014, assessing the adequacy of processes and procedures underlying the specific areas discussed above, expanding and strengthening our controls surrounding the accounting for non-routine and non-systematic transactions and strengthening our policies, procedures and controls surrounding accrued expenses ensuring cooperation and coordination with departments outside of the accounting department.

The Company believes that the steps described above have enhanced the overall effectiveness of our internal control over financial reporting and remediated the previously identified material weakness.

Changes in Internal Controls over Financial Reporting

As a result of the material weaknesses identified during the period covered by this Form 10-K, management has implemented and will continue to implement changes to our internal controls that are both organizational and process-focused in an effort to improve the control environment, including as it relates to our application of accounting principles regarding our financial reporting process and review and approval of certain routine transactions. The changes to our control environment through the date of this Form 10-K include, among others:

•	Appointment of our Chief Financial Officer in January 2014;

•	Re-evaluation of key processes that support our financial reporting function;

•	Changes in certain process owners due to turnover and reduction in force.

We will continue our efforts to improve our control environment and to focus on improving our processes and systems to help ensure that our financial reporting, operational and business requirements are met in a timely manner going forward.

This Annual Report on Form 10-K does not include an attestation report from UHY LLP, the Company's independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by UHY LLP, pursuant to SEC rules that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other Information.

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
On August 30, 2013, we entered into a Limited Waiver and Eleventh Amendment to our Credit Facility to (1) obtain waivers related to our financial covenants for the third and fourth quarters of 2013, (2) extend the maturity date under the Credit Facility to January 1, 2015, (3) increase the Applicable Margin under the Credit Facility by one percent (for a total increase of two percent when combined with the one percent increase pursuant to the Eighth Amendment), (4) maintain the borrowing base at $25 million, subject to the right of Resource Value Group LLC to require the Administrative Agent to increase the borrowing base up to a maximum of $50 million, and (5) waive our right and the right of the Lenders to request or obtain a borrowing base redetermination prior to the first scheduled redetermination date in 2014. The Credit Facility as of December 31, 2013 had no borrowing capacity and as of that date we had $34.5 million outstanding.
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

Name	Age	Title
John Hoffman	55	President, Chief Executive Officer and Manager
Jeff Shulse	43	Chief Financial Officer
Daniel Small	44	Manager
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
Jeff Shulse. Jeff Shulse serves as our Chief Financial Officer, a position he has held since January 2014. Mr. Shulse has over 20 years of finance, M&A and oilfield operations experience. Most recently, Mr. Shulse was founder and President of Freedom Well Services, a consolidated subsidiary of the Company. Prior to launching Freedom Well Services, Mr. Shulse was VP of Finance with Norse Cutting & Abandonment, CFO and General Counsel for American InfoSource and has public accounting experience with both Arthur Andersen LLP and Deloitte Touche Tohmatsu Limited in the areas of M&A, structured finance and taxation. Mr. Shulse is a Certified Public Accountant and a member of the State Bar of Texas and holds a Bachelor of Business Administration in Accounting from the University of Houston and a JD from the University of Houston Law Center.
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

Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
Our executive compensation program is overseen by our Chief Executive Officer, Chief Financial Officer, and Human Resource Manager (the “Committee”). The Committee has the ultimate responsibility for making decisions relating to the compensation of our named executive officers. Our Chief Executive Officer reviews compensation for all of our named executive officers and makes compensation recommendations to the other members of the Committee. The Committee then evaluates the initial recommendations and conducts a separate review and evaluation of the named executive officers’ compensation. Finally, the Committee makes a final determination with respect to compensation for all named executive officers based on several factors, including individual performance, performance of the business and, to the extent available, general information related to compensation of executive officers at other private companies. As a general matter, members of the Committee do not set their own compensation. Rather, the compensation for each named executive officer on the Committee is reviewed and set by the other two members of the Committee. The Committee generally approves any changes to base salary levels, bonus opportunities and other annual compensation components on May 1, 2013. The Company did not utilize a compensation consultant in 2013.
The named executive officers for our fiscal year ending December 31, 2013, and who are described in this Compensation Discussion and Analysis section, are:

•	John Hoffman—President and Chief Executive Officer

•	Gary Barton—Former Interim Chief Financial Officer

•	Bruce Koch—Former Chief Financial Officer
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
We believe each named executive officer’s base salary component of compensation is set at a level that furthers the objectives of our compensation program by providing base pay that is competitive with amounts paid by companies with which we compete for executive talent. The determination as to the ultimate amount, competitiveness, and reasonableness of a named executive officer’s salary is made by the Committee based on the members’ extensive experience in the energy industry, and the Committee’s determination is subject to approval by our Board of Managers with respect to any increase in base salary. The base salary paid to each named executive officer for the 2013 fiscal year is reported in the succeeding Summary Compensation Table. In 2013 and 2012, John Hoffman did not receive a salary increase. All officers received a salary as reported in the table below:

		Annual	Annual
		Salary	Salary May -
		January -	December	2013 Salary
Name and Principal Position	Year	April 2013	2013	Adjustment
John Hoffman, CEO	2013	300,000	300,000	—
Gary Barton Former Interim CFO (1)	2013	300,000	—	(300,000)
Bruce Koch, Former CFO	2013	287,500	287,500	—
(1) Mr. Barton served as (Interim) CFO from January 25, 2013 through April 15, 2013 under a Jan 25, 2013 engagement letter (the "January 2013 Engagement Letter") with Alvarez & Marsal North American, LLC ("A&M"), a global professional services firm specializing in turnaround and interim management, performance improvement and buisness advisory services. During Mr. Barton's service with the Company in accordance with the January 2013 Engagement Letter, the Company paid A&M $100,000 per month as compensation for Mr. Barton's services.
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
No awards were made under the Incentive Plan in 2013 or 2012.
Severance and Change in Control Benefits
Mr. Hoffman has (and Mr. Koch had) employment agreements with us that contain severance provisions. Upon termination of Mr. Hoffman's employment (i) by the executive due to a material breach of the employment agreement by us, uncorrected for 30 days following written notice, or (ii) by us without cause, then the executive will be entitled to receive a lump-sum severance payment in an amount equal to one year’s annual base salary of the executive, plus continuation of certain employee benefits for one year. In addition, Mr. Hoffman's employment agreement includes a severance due to termination by the executive upon a change in control.
We believe that severance protection provisions create important retention tools, as post-termination payments would allow Mr. Hoffman to leave our employment with value primarily in the event of certain terminations of employment that were beyond their control. Post-termination payments allow our senior executive management to focus their attention and energy on making objective business decisions that are in our best interest without allowing personal considerations to cloud the decision-making process. Executive officers at other companies in our industry, and the general market against which we compete for executive talent, commonly have post-termination payments and we have consistently provided this benefit to certain of our executive officers in order to remain competitive in attracting and retaining skilled professionals in our industry. For more information please see the section entitled “Potential Payments Upon a Termination or Change in Control” below.

Other Benefits
We pay 100% of the insurance premiums for all of our employees, including their spouses and dependents, for health, dental, vision, life, and accidental death and dismemberment insurance. We also pay 100% of health club memberships for employees. We provide Mr. Hoffman with enhanced life and disability insurance and kidnap and ransom insurance; otherwise, the insurance benefits provided to our named executive officers are the same as those provided to our employees generally. In addition, in 2013 and 2012 we paid for the provision of tax preparation services for Mr. Hoffman.
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

Summary Compensation Table
The table below sets forth the annual compensation earned during the 2013 Fiscal Year by our “named executive officers,” as of December 31, 2013:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
John Hoffman, CEO	2013	300,000			68,389	368,389
	2012	300,000	—	1,555,510	66,705	1,922,215
	2011	300,000	270,000	1,722,232	82,327	2,374,559
Gary Barton, Former Interim CFO (5)	2013	300,000	—	—	—	300,000
Bruce Koch, Former CFO	2013	287,500	—	—	—	287,500
___________________________________

(1)	The amounts in this column reflect the base salary actually paid to each named executive officer during the fiscal year.

(2)
The amounts in this column reflect the total amount of bonus compensation received by each named executive officer during the applicable fiscal year. No bonuses were paid to the named executive officers in 2013.

(3)
The amounts in this column represent tax distributions received by each of the named executive officers with regard to forfeitable interests in Incentive LLC and Black Elk Energy, LLC, described in detail in the narrative description to the Summary Compensation Table, below. The named executive officers receive tax distributions because the LLCs in which they hold interests are categorized as partnerships for federal income tax purposes and, as such, our profits flow through and become taxable to our owners, even if no distributions are made. These tax distributions are intended to cover any tax liability the named executive officers have so incurred. The named executive officers’ interests are held indirectly through 197 units in Incentive LLC that Mr. Hoffman was granted during 2010 and 170 units in Black Elk Energy, LLC that Mr. Hoffman was granted prior to 2010. Mr. Hoffman also holds interests in us through 45 units in Management Incentive Units 09 and 827 units in Black Elk Management, LLC. These interests were granted in 2009.

(4)
With respect to Mr. Hoffman the amount in this column represents the aggregate incremental cost to us of providing the following benefits: (a) our contribution to his individual account under our 401(k) plan, (b) supplemental life and disability insurance ($36,266), and (c) tax preparation ($8,800). With respect to Mr. Koch the amount in this column represents the aggregate incremental cost to us of providing the following benefits: (a) our contribution to his individual account under our 401(k) plan, (b) tax preparation ($8,800) and (c) severance payment ($275,814).

(5)
Mr. Barton served as CFO from January 25, 2013 through April 15, 2013 under a Jan 25, 2013 engagement letter (the "January 2013 Engagement Letter") with Alvarez & Marsal North American, LLC ("A&M"), a global professional services firm specializing in turnaround and interim management, performance improvement and buisness advisory services. During Mr. Barton's service with the Company in accordance with the January 2013 Engagement Letter, the Company paid A&M $100,000 per month as compensation for Mr. Barton's services.

Grants of Plan-Based Awards for the 2013 Fiscal Year
We did not grant any plan-based awards to our executive officers during the 2013 fiscal year.
Narrative Description to the Summary Compensation Table for the 2013 Fiscal Year
Employment Agreements
We entered into an employment agreement with Mr. Hoffman in 2009 (the "Prior Employment Agreement") for a three-year term, with no automatic renewal, and a minimum base salary for Mr. Hoffman of $300,000. The Prior Employment Agreement generally provided that Mr. Hoffman could participate in any welfare, benefit, or incentive plan generally available to our other executive officers. Mr. Hoffman was entitled to four weeks of vacation per year. The Prior Employment Agreement also provided for severance payments under certain circumstances, discussed in detail below in the section entitled “Potential Payments Upon Termination or a Change in Control.” The Prior Employment Agreement also contained provisions assigning our business opportunities and any intellectual property developed by the executives while working for us to us. The Prior Employment Agreement contained a non-compete obligation that applied throughout Mr. Hoffman’s employment with us and—in the event of a termination of employment by us for cause or an automatic termination of employment upon death, disability, voluntary resignation, or retirement—following employment until the earlier of (i) the repayment in full of the obligations under a credit agreement, or (ii) July 13, 2012. Mr. Hoffman agreed not to solicit our clients or employees during their employment with us and until the later of one year from their termination date or July 13, 2012. The Prior Employment Agreements also contained non-disparagement and confidentiality obligations. The Prior Employment Agreements expired on July 13, 2012.
On July 13, 2013, we entered into employment agreements with Mr. Hoffman (collectively the “2012 Employment Agreement”). The 2012 Employment Agreement provides for a three-year term, with no automatic renewal, and a minimum base salary for Mr. Hoffman of $300,000. The 2012 Employment Agreement generally provides that Mr. Hoffman can participate in any welfare, benefit, or incentive plan generally available to our other executive officers. Mr. Hoffman, is entitled to four weeks of vacation per year. The 2012 Employment Agreement also provides severance payment to Mr. Hoffman under certain circumstances, discussed in detail below in the section entitled “Potential Payments Upon Termination or a Change in Control.” The 2012 Employment Agreement also contains provisions assigning our business opportunities and any intellectual property developed by Mr. Hoffman while working for us to us. The 2012 Employment Agreement contains a non-compete obligation that applies throughout Mr. Hoffman's employment with us and—in the event of a termination of employment by us for cause or an automatic termination of employment upon death, disability, voluntary resignation, or retirement—following employment until the earlier of (i) the repayment in full of the obligations under a credit agreement, or (ii) July 13, 2015 . Mr. Hoffman also agrees not to solicit our clients or employees during their employment with us and until the later of (A) one year from their termination date or (B) July 13, 2015. The 2012 Employment Agreement also contains non-disparagement and confidentiality obligations.
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
Awards may be granted under our Incentive Plan to our employees, directors and consultants. Awards under the Incentive Plan represent a percentage interest of the total membership interest of Incentive LLC. If an award under the Incentive Plan terminates or is canceled then new awards can be granted. Unless we determine otherwise, and except with regard to Mr. Hoffman, the termination of a named executive officer’s employment with us for any reason will terminate the executive’s ownership of any interest in Incentive LLC and that executive will not be entitled to any outstanding balance in his or her capital account. The named executive officers may not sell or transfer their interests in Incentive LLC.
Pension Benefits
We have not maintained, and do not currently maintain, a defined benefit pension plan.
Nonqualified Deferred Compensation
We have not maintained, and do not currently maintain, a nonqualified deferred compensation plan.
Potential Payments Upon Termination or a Change in Control
Mr. Hoffman
Mr. Hoffman has an employment agreement with us that contains severance provisions. Upon termination of Mr. Hoffman (i) by the executive due to a material breach of the employment agreement by us, uncorrected for 30 days following written notice, (ii) by the executive upon a change in control, or (iii) by us without cause, then the executive will be entitled to receive a lump-sum severance payment in an amount equal to one year’s annual base salary of the executive, plus continuation of benefits generally provided to our executives, currently including company 401(k) contribution, plus continued medical, dental, vision, life and disability insurance coverage for one year.
The 2012 Employment Agreement provides that “cause” means generally (i) the executive’s conviction of, or plea of nolo contendere to, any felony or to any crime or offense causing substantial harm to us or involving acts of theft, fraud, or embezzlement, (ii) willful and intentional misuse or diversion of any of our funds, (iii) embezzlement, (iv) fraudulent or willful and material misrepresentations, or (v) material breach by executive of any material provision of the 2012 Employment Agreement which is not corrected within 30 days following written notice.
The 2012 Employment Agreement provides that “change of control” means generally (i) the sale or lease of substantially all of our assets, or (ii) a transaction in which the holders of our voting stock immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the surviving entity. A transaction solely for the purpose of effecting a change in our domicile will not constitute a “change of control.”
The following table enumerates the payment that would have been due to Mr. Hoffman if his employment had been terminated on December 31, 2013, (i) due to a material breach of the employment agreement by us, uncorrected for 30 days following written notice, (ii) by the executive upon a change in control, or (iii) by us without cause.

Name and Principal Position	One Year of Base Salary Paid in Lump-Sum(1)	Value of One Year of Benefits (2)	Total Value of Severance Obligation
John Hoffman, CEO	$300,000	$68,389	$368,389
___________________________________

(1)	The numbers in this column represent Mr. Hoffman’s base salary in effect as of December 31, 2013.

(2)
The numbers in this column represent a lump sum payment in an amount equal to our 401(k) contribution for a year ($13,750 ) as well as the value of medical, dental, vision, life and disability insurance coverage for one year ($68,389). The lump sum amount with respect to 401(k) contribution is calculated based on our contribution to each executive’s individual 401(k) account for fiscal year 2013.

Mr. Barton

Mr. Barton served as CFO from January 25, 2013 through April 15, 2013 under a Jan 25, 2013 engagement letter (the "January 2013 Engagement Letter") with Alvarez & Marsal North American, LLC ("A&M"), a global professional services firm specializing in turnaround and interim management, performance improvement and business advisory services. During Mr. Barton's service with the Company in accordance with the January 2013 Engagement Letter, the Company paid A&M $100,000 per month as compensation for Mr. Barton's services.
Mr. Koch
On January 9, 2014, Black Elk Energy Offshore Operations, LLC (the “Company”) announced the resignation of Bruce Koch, Vice President and Chief Financial Officer, effective January 7, 2014. The terms of Mr. Koch’s employment agreement included a lump sum severance compensation in an amount equal to one year's annual base salary, plus the benefits for one year the he was entitled to under his employment agreement.
The following table enumerates the amount of severance paid to Mr. Koch:

2014 Severance Payments:	Severance	Benefits	Total
Bruce Koch Former CFO			—
Director Compensation
We do not compensate any of our managers for their service on our Board. We do, however, reimburse our managers for expenses associated with travel to and from any required board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Our membership interests are represented by Class A Units, Class B Units, Class C Units and Class E Units. On February 12, 2013, we entered into the Fourth Amendment to the Second Amended and Restated Limited Liability Operating Agreement of the Company (the “Fourth Amendment”). The Fourth Amendment amended our operating agreement to effectuate a 10,000 to 1 unit split for each of the Class A Units, Class B Units and Class C Units.
As of March 31, 2014, there were 1,361,300 Class A Units, 114,277,308.5 Class B Units, 12,031,250 Class C Units and 109,743,693 Class E Units issued and outstanding. The Class A and Class B Units have voting rights; the Class C Units and Class E Units do not have voting rights.
None of our managers or executive officers directly owns any Class A Units, Class B Units, Class C Units, or Class E Units. All of our issued and outstanding Class A Units are owned by PPVA Black Elk (Equity) LLC (“PPVA (Equity)”), a wholly owned subsidiary of Platinum Partners Value Arbitrage Fund, L.P. PPVA (Equity), PPVA Black Elk (Investor) LLC, additional wholly owned subsidiaries of Platinum Partners Value Arbitrage Fund, L.P., and Platinum Partners Black Elk Opportunities Fund, LLC (“PPBE”) also own Class B Units. PPVA (Equity), PPBE, and Platinum Partners Black Elk Opportunities Fund International, LLC also own our issued and outstanding Class E Units. Additional information regarding Platinum’s significant ownership interest in us is set forth below, as well as under “Item 13. Certain Relationships and Related Transactions and Director Independence” in this Form 10-K.
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

The following table sets forth information regarding the beneficial ownership of our total voting membership interests, consisting of our Class A and Class B Units, as of March 31, 2014 for:

•	each of our members;

•	each of our executive officers;

•	all our members and executive officers as a group; and

•	each other person known by us to beneficially own more than 5% of our total voting membership interests.
Footnote 1 to the following table provides a brief explanation of what is meant by the term “beneficial ownership.” The voting membership interests and related percentages of beneficial ownership are based on our total outstanding voting membership interests as of March 31, 2014. The amounts presented may not add due to rounding.
To our knowledge and except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have the sole voting power with respect to the membership interests listed as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Class A Units Beneficially Owned	Number of Class B Units Beneficially Owned	Percentage of Voting Membership Interests Beneficially Owned (2)
Manager and Named Executive Officers (3):
John Hoffman (4)	—	9,030,757	7.81%
Jeff Shulse (5)		—	*
Dan Small	—	—	*
All Managers and Executive Officers as a Group (Three persons)	—	9,030,757	7.81%
5% Beneficial Owners:
Black Elk Management, LLC (4) (6)	—	8,267,187	7.15%
PPVA Black Elk (Equity) LLC (7)	1,361,300	72,808,822	64.14%
PPVA Black Elk (Investor) LLC (8)	—	21,919,100	18.95%
Platinum Partners Black Elk Opportunities Fund, LLC (9)	—	1,284,400	1.11%
Platinum Partners Credit Opportunities Fund International, LLC (10)		360,000	*
___________________________________
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

(6)
PPVA Black Elk (Equity) LLC is wholly owned by Platinum Partners Value Arbitrage Fund, L.P. which has sole voting and dispositive power with respect to such Class A and Class B Units. PPVA Black Elk (Equity) LLC has the following address: c/o Platinum Partners Value Arbitrage Fund, L.P., 152 West 57th Street, 4th Floor, New York, New York 10019.

(7)
PPVA Black Elk (Investor) LLC is wholly owned by Platinum Partners Value Arbitrage Fund, L.P. which has sole voting and dispositive power with respect to such Class B Units. PPVA Black Elk (Investor) LLC has the following address: c/o Platinum Partners Value Arbitrage Fund, L.P., 152 West 57th Street, 4th Floor, New York, New York 10019.

(8)
Platinum Partners Black Elk Opportunities Fund, LLC has the sole voting and dispositive power with respect to such Class B Units. Platinum Partners Black Elk Opportunities Fund, LLC has the following address: 152 West 57th Street, 54th Floor, New York, New York 10019.

(9)
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
For additional information regarding the risk associated with Platinum’s significant ownership interest in us, see “Item 1A. Risk Factors—Platinum owns approximately 85% of our outstanding voting membership interests, giving it influence and control in corporate transactions and other matters, which may conflict with noteholders’ interests.”

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

On August 30, 2013, we consented to the assignment by Capital One Bank, N.A. and the other lenders of all of their rights and obligations under our Credit Facility to White Elk LLC, as Administrative Agent and Lender, and Resource Value Group LLC, as Lender. Resource Value Group LLC is affiliated with Platinum. As part of this transaction, we paid a required $0.3 million purchase fee on behalf of Platinum pursuant to the Loan Purchase Agreement which is included in the receivable discussed above.
On May 28, 2013, our consolidated subsidiary FWS entered into an equipment lease agreement with Pea and Eigh Company, LLC (“Pea and Eigh”), a related party of Platinum. The lease began on July 1, 2013 and is payable in monthly installments of approximately $35,000, maturing on December 31, 2013, with an option to purchase the equipment for $1.5 million. The lease arrangement is treated as an operating lease and we incurred approximately $0.2 million of rental expense for the year ended December 31, 2013. As of December 31, 2012, we have not purchased all of the equipment. We currently have restricted cash of $0.6 million for the additional equipment to be purchased as well as advances due to Pea and Eigh of $0.6 million, which is included in “Accounts payable and accrued expenses”.
Black Elk Energy Expenses
On August 30, 2013, we consented to the assignment by Capital One Bank, N.A. and the other lenders of all of their rights and obligations under our Credit Facility to White Elk LLC, as Administrative Agent and Lender, and Resource Value Group LLC, as Lender. Resource Value Group LLC is affiliated with Platinum. As part of this transaction, we paid a required $0.3 million purchase fee on behalf of Platinum pursuant to the Loan Purchase Agreement which is included in the receivable discussed above.
We pay expenses for certain general and administrative and operating costs on behalf of Black Elk Energy, LLC, the parent company of Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. At December 31, 2013 and February 28, 2014, we had receivables from Black Elk Energy, LLC in the amount of $23,430.
For the year ended December 31, 2013 and the two months ended February 28, 2014, we paid $0.2 million and $1.0 million, respectively, to Up and Running Solutions, LLC, for IT consulting services. Up and Running Solutions, LLC is owned by the wife of a former employee, David Cantu (a member of our management). There were no amounts due to the related party at December 31, 2013 or at February 28, 2014.
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

Item 14. Principal Accounting Fees and Services
UHY LLP has been retained since 2010 and has performed audit services for the years ended December 31, 2013 and 2012. The following table sets forth the aggregate fees and costs paid to UHY LLP during the last two fiscal years for professional services rendered to us:

	Years Ended December 31,
	2013	2012
Audit Fees (1)	$574,391	$540,784
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
	$574,391	$540,784
___________________________________

(1)
Reflects fees for services rendered for the audit of our annual financial statements, review of our quarterly financial statements, fees for the review and issuance of consents and comfort letters related to our registration statements, and other SEC filings.

(2)	No fees were paid to UHY LLP for audit-related services.

(3)	No fees were paid to UHY LLP for tax services.

(4)	No other fees were paid to UHY LLP.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

i.	Financial Statements—See “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ii.
Financial Statement Schedules—All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

iii.	Exhibits—The following is a list of exhibits filed as part of this Form 10-K including those incorporated by reference.

Exhibit Number	Description

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

3.10
Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of April 9, 2013 (incorporated by reference to Exhibit 3.10 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

3.11
Sixth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of May 3, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on May 9, 2013).

3.12	Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Blaclk Elk Energy Offshore Operations, LLC, effective as of January 25, 2013.

Exhibit Number	Description
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

†10.5
Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and John G. Hoffman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2013).

†10.6
Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and Arthur Garza III (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2013).

†10.7
Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and James F. Hagemeier (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 3, 2012).

†10.8
Engagement Letter, dated January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

Exhibit Number	Description
†10.9
Amended and Restated Company Agreement of Black Elk Employee Incentive, LLC, dated as of August 20, 2010 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012).

†10.10
Employment Agreement, dated as of April 16, 2013, by and between Black Elk Energy Offshore Operations, LLC and Bruce Koch (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 23, 2013).

†10.11
Employment Agreement, dated January 8, 2014, by and between Black Elk Energy Offshore Operations, LLC and Jeffrey Shulse (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 14, 2014).

10.12
Credit Agreement, dated as of December 24, 2010, among Black Elk Energy Offshore Operations, LLC, each of the Lenders from time to time party thereto, and Capital One, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.13
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

10.15
Limited Waiver and Third Amendment to Credit Agreement, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012

10.16
Fourth Amendment to Credit Agreement and Other Loan Documents, effective as of December 21, 2012, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.17
Sixth Amendment to Credit Agreement, effective as of January 31, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.18
Limited Waiver and Seventh Amendment to Credit Agreement, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.19
Eighth Amendment to Credit Agreement, effective as of March 26, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

10.20
Limited Waiver and Ninth Amendment to Credit Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporate by reference to Exhibit 4.39 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.21
Tenth Amendment to Credit Agreement, effective as of July 31, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2013).

Exhibit Number	Description
10.22
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

10.23
Letter of Credit Facility Agreement, dated as of December 24, 2010, among Black Elk Energy Offshore Operations, LLC, as Borrower, Capital One, N.A., as Administrative Agent and the Lenders Party Thereto (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.24
First Amendment to Letter of Credit Facility Agreement, dated as of May 31, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011

10.25
Second Amendment to Letter of Credit Facility Agreement, dated as of December 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012).

10.26
Third Amendment to Letter of Credit Facility Agreement, dated as of May 24, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012).

10.27
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

10.28
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

10.29
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

10.30
Limited Waiver and Seventh Amendment to Letter of Credit Facility Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders, and the Lenders signatory thereto (incorporated by reference to Exhibit 4.40 to the form 10-K with the Securities and Exchange Commission on April 15, 2013).

10.31
Limited Waiver, Ninth Amendment to Letter of Credit Facility Agreement and Amendment to Note, effective as of August 15, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2013).

10.32
Limited Waiver, Tenth Amendment to Letter of Credit Facility Agreement, effective as of November 14, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.33
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

10.34
Pledge and Security Agreement, dated as of December 24, 2010, by Black Elk Offshore Operations, LLC as Pledgor in favor of Capital One, N.A. as Collateral Agent (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

Exhibit Number	Description
10.35
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

10.36
Security and Pledge Agreement, dated as of December 24, 2010, between Black Elk Energy Offshore Operations, LLC and Capital One N.A., not in its individual capacity, but solely as Administrative Agent (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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
10.46
Operated Deposit Account Security Agreement, dated October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.47
Operated Deposit Account Control Agreement, executed and delivered October 29, 2009, among W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association (incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.48
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

10.49
First Amendment to Non-Operated Escrow Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011(SEC File No. 333-174226)).

10.50
Non-Operated Deposit Account Security Agreement, dated October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.51
Non-Operated Deposit Account Control Agreement, executed and delivered as of October 29, 2009, among W&T Offshore, Inc., Black Elk Energy Offshore Operations, and Amegy Bank National Association (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.52
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

*10.53	Contribution Agreement, dated as of January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and PPVA Black Elk Energy (Equity) LLC.

*10.54	Letter Agreement, dated February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Value Arbitrage Fund LP.

*10.55	Contribution Agreement, dated as of February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.56	Contribution Agreement, dated as of February 13, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.57	Contribution Agreement, dated as of February 14, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.58	Contribution Agreement, dated as of February 22, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

10.59
Purchase and Sale Agreement by and between Black Elk Energy Offshore Operations, LLC as Seller and Renaissance Offshore, LLC as Purchaser, dated as of March 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

10.60
First Amendment to Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and Renaissance Offshore, LLC, effective as of March 22, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

10.61
Offer and Separation Agreement and General Release Offer, dated as of April 1, 2013, by and between Black Elk Energy Offshore Operations, LLC and Douglas W. Fehr (incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

Exhibit Number	Description
10.62
Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and Renaissance Offshore, LLC, effective as of July 31, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2013).

10.63
Letter Loan Purchase Agreement, dated as of July 31, 2013, by and among the Company, PPVA Black Elk Equity LLC, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2013).

10.64
Guaranty, dated as of July 31, 2013, by Platinum Partners Value Arbitrage Fund L.P., Platinum Montaur Life Sciences, LLC, Meserole Group LLC, PPVA Black Elk Investors LLC and DMRJ Group LLC in favor of Capital One, N.A., as Adminstrative Agent for the benefit of the Lenders to that certain Credit Agreement dated December 24, 2010, as amended (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2013).

10.65
Loan Purchase and Sale Agreement, dated as of August 30, 2013, by and among Capital One Bank, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto, with White Elk LLC, as new Administrative Agent and Lender, and Resource Value Group LLC, as new Lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 6, 2013).

10.66
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

10.67
Subscription Agreement, dated as of September 16, 2013, by and between Black Elk Energy Offshore Operations, LLC and Asiasons Capital Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2013).

10.68
Supplemental Agreement, dated as of September 26, 2013, by and between Black Elk Energy Offshore Operations, LLC and Asiasons Capital Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 03, 2013).

10.69
Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC, as Seller, and Renaissance Offshore, LLC, as Purchaser, South Pass Field 65 dated as of November 15, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 20, 2013).

*10.70	Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and SandRidge Offshore, LLC, effective as of March 1, 2014.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiary List of Black Elk Energy Offshore Operations, LLC.

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Summary Report of Netherland, Sewell & Associates, Inc.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Presentation Linkbase Document

Exhibit Number	Description
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________
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

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC

By:	/s/ Jeff Shulse
Jeff Shulse
Chief Financial Officer
March 31, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Hoffman	President, Chief Executive Officer and Manager (Principal Executive Officer)	March 31, 2014
John Hoffman

/s/ Jeff Shulse	Chief Financial Officer (Principal Financial Officer)	March 31, 2014
Jeff Shulse

/s/ Daniel Small	Manager	March 31, 2014
Daniel Small

EXHIBIT INDEX

Exhibit Number	Description

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

3.10
Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of April 9, 2013 (incorporated by reference to Exhibit 3.10 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

3.11
Sixth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of May 3, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on May 9, 2013).

3.12	Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Blaclk Elk Energy Offshore Operations, LLC, effective as of January 25, 2013.

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

†10.5
Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and John G. Hoffman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2013).

†10.6
Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and Arthur Garza III (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2013).

†10.7
Employment Agreement, dated as of July 13, 2012, by and between Black Elk Energy Offshore Operations, LLC and James F. Hagemeier (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 3, 2012).

†10.8
Engagement Letter, dated January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

†10.9
Amended and Restated Company Agreement of Black Elk Employee Incentive, LLC, dated as of August 20, 2010 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012).

†10.10
Employment Agreement, dated as of April 16, 2013, by and between Black Elk Energy Offshore Operations, LLC and Bruce Koch (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 23, 2013).

†10.11
Employment Agreement, dated January 8, 2014, by and between Black Elk Energy Offshore Operations, LLC and Jeffrey Shulse (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 14, 2014).

10.12
Credit Agreement, dated as of December 24, 2010, among Black Elk Energy Offshore Operations, LLC, each of the Lenders from time to time party thereto, and Capital One, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.13
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

10.15
Limited Waiver and Third Amendment to Credit Agreement, dated as of November 8, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012

10.16
Fourth Amendment to Credit Agreement and Other Loan Documents, effective as of December 21, 2012, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.17
Sixth Amendment to Credit Agreement, effective as of January 31, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.18
Limited Waiver and Seventh Amendment to Credit Agreement, effective as of February 22, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.19
Eighth Amendment to Credit Agreement, effective as of March 26, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

10.20
Limited Waiver and Ninth Amendment to Credit Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders and the Lenders signatory thereto (incorporate by reference to Exhibit 4.39 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.21
Tenth Amendment to Credit Agreement, effective as of July 31, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2013).

10.22
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

10.23
Letter of Credit Facility Agreement, dated as of December 24, 2010, among Black Elk Energy Offshore Operations, LLC, as Borrower, Capital One, N.A., as Administrative Agent and the Lenders Party Thereto (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.24
First Amendment to Letter of Credit Facility Agreement, dated as of May 31, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011

10.25
Second Amendment to Letter of Credit Facility Agreement, dated as of December 30, 2011, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012).

10.26
Third Amendment to Letter of Credit Facility Agreement, dated as of May 24, 2012, by and among Black Elk Energy Offshore Operations, LLC, the Guarantors party hereto, the Lenders party hereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012).

10.27
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

10.28
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

10.29
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

10.30
Limited Waiver and Seventh Amendment to Letter of Credit Facility Agreement, effective as of April 10, 2013, by and among the Company, the Guarantors party thereto, Capital One, N.A., as Administrative Agent for the Lenders, and the Lenders signatory thereto (incorporated by reference to Exhibit 4.40 to the form 10-K with the Securities and Exchange Commission on April 15, 2013).

10.31
Limited Waiver, Ninth Amendment to Letter of Credit Facility Agreement and Amendment to Note, effective as of August 15, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2013).

10.32
Limited Waiver, Tenth Amendment to Letter of Credit Facility Agreement, effective as of November 14, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Capital One, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

10.33
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

10.34
Pledge and Security Agreement, dated as of December 24, 2010, by Black Elk Offshore Operations, LLC as Pledgor in favor of Capital One, N.A. as Collateral Agent (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.35
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

10.36
Security and Pledge Agreement, dated as of December 24, 2010, between Black Elk Energy Offshore Operations, LLC and Capital One N.A., not in its individual capacity, but solely as Administrative Agent (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
First Amendment to Operated Escrow Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.46
Operated Deposit Account Security Agreement, dated October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.47
Operated Deposit Account Control Agreement, executed and delivered October 29, 2009, among W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association (incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.48
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

10.49
First Amendment to Non-Operated Escrow Agreement, dated as of November 23, 2010, by and between W&T Offshore, Inc., Black Elk Energy Offshore Operations, LLC and Amegy Bank National Association, as escrow agent (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011(SEC File No. 333-174226)).

10.50
Non-Operated Deposit Account Security Agreement, dated October 29, 2009, by and between W&T Offshore, Inc. and Black Elk Energy Offshore Operations, LLC (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.51
Non-Operated Deposit Account Control Agreement, executed and delivered as of October 29, 2009, among W&T Offshore, Inc., Black Elk Energy Offshore Operations, and Amegy Bank National Association (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 333-174226)).

10.52
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

*10.53	Contribution Agreement, dated as of January 25, 2013, by and between Black Elk Energy Offshore Operations, LLC and PPVA Black Elk Energy (Equity) LLC.

*10.54	Letter Agreement, dated February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Value Arbitrage Fund LP.

*10.55	Contribution Agreement, dated as of February 12, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.56	Contribution Agreement, dated as of February 13, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.57	Contribution Agreement, dated as of February 14, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

*10.58	Contribution Agreement, dated as of February 22, 2013, by and between Black Elk Energy Offshore Operations, LLC and Platinum Partners Black Elk Opportunities Fund LLC.

10.59
Purchase and Sale Agreement by and between Black Elk Energy Offshore Operations, LLC as Seller and Renaissance Offshore, LLC as Purchaser, dated as of March 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

10.60
First Amendment to Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and Renaissance Offshore, LLC, effective as of March 22, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2013).

10.61
Offer and Separation Agreement and General Release Offer, dated as of April 1, 2013, by and between Black Elk Energy Offshore Operations, LLC and Douglas W. Fehr (incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013).

10.62
Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and Renaissance Offshore, LLC, effective as of July 31, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2013).

10.63
Letter Loan Purchase Agreement, dated as of July 31, 2013, by and among the Company, PPVA Black Elk Equity LLC, Capital One, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2013).

10.64
Guaranty, dated as of July 31, 2013, by Platinum Partners Value Arbitrage Fund L.P., Platinum Montaur Life Sciences, LLC, Meserole Group LLC, PPVA Black Elk Investors LLC and DMRJ Group LLC in favor of Capital One, N.A., as Adminstrative Agent for the benefit of the Lenders to that certain Credit Agreement dated December 24, 2010, as amended (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2013).

10.65
Loan Purchase and Sale Agreement, dated as of August 30, 2013, by and among Capital One Bank, N.A., as Administrative Agent for the Lenders signatory thereto, and the Lenders signatory thereto, with White Elk LLC, as new Administrative Agent and Lender, and Resource Value Group LLC, as new Lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 6, 2013).

10.66
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

10.67
Subscription Agreement, dated as of September 16, 2013, by and between Black Elk Energy Offshore Operations, LLC and Asiasons Capital Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2013).

10.68
Supplemental Agreement, dated as of September 26, 2013, by and between Black Elk Energy Offshore Operations, LLC and Asiasons Capital Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 03, 2013).

10.69
Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC, as Seller, and Renaissance Offshore, LLC, as Purchaser, South Pass Field 65 dated as of November 15, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 20, 2013).

*10.70	Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and SandRidge Offshore, LLC, effective as of March 1, 2014.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiary List of Black Elk Energy Offshore Operations, LLC.

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Summary Report of Netherland, Sewell & Associates, Inc.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Presentation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________
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