Form 10-Q
period 2014-03-31
Black Elk Energy Offshore Operations, LLC
filed 2014-05-14
CIK 1518909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 14, 2014, there were 1,361,300 Class A Units, 114,277,308.5 Class B Units, 12,031,250 Class C Units and 100,395,093 Class E Units issued and outstanding.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2014

(i)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,565	$6,227
Restricted cash	775	775
Accounts receivable, net of allowance for doubtful accounts of $826 and $811 at March 31, 2014 and December 31, 2013, respectively	51,977	61,747
Due from affiliates	273	273
Prepaid expenses and other current assets	6,825	7,109
Current portion of escrow for abandonment costs	1,696	21,976
Derivative assets	424	1,370
TOTAL CURRENT ASSETS	70,535	99,477
OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $243,314 and $293,973 at March 31, 2014 and December 31, 2013, respectively	161,281	196,136
OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,858 and $1,717 at March 31, 2014 and December 31, 2013, respectively	4,354	4,862
OTHER ASSETS
Debt issue costs, net	1,089	1,488
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs, net of current portion	237,649	235,473
Other assets	8,095	7,830
TOTAL OTHER ASSETS	267,181	265,139
TOTAL ASSETS	$503,351	$565,614
LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$131,090	$155,880
Derivative liabilities	8,529	9,828
Asset retirement obligations	38,735	43,109
Current portion of debt and notes payable	521	257
TOTAL CURRENT LIABILITIES	178,875	209,074
LONG-TERM LIABILITIES
Gas imbalance payable	966	1,888
Derivative liabilities	—	31
Asset retirement obligations, net of current portion	218,607	233,623
Debt, net of current portion, net of unamortized discount of $545 and $617 at March 31, 2014 and December 31, 2013, respectively	149,493	183,929
TOTAL LONG-TERM LIABILITIES	369,066	419,471
TOTAL LIABILITIES	547,941	628,545
CLASS E PREFERRED UNITS	100,395	109,744
COMMITMENTS AND CONTINGENCIES
MEMBERS’ DEFICIT	(144,985)	(172,675)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$503,351	$565,614
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Oil sales	$37,824	$45,901
Natural gas sales	12,672	13,337
Plant product sales	1,753	5,453
Realized (loss) gain on derivative financial instruments	(4,492)	339
Unrealized (loss) gain on derivative financial instruments	385	(6,229)
Other revenues	6,838	1,187
TOTAL REVENUES	54,980	59,988
OPERATING EXPENSES:
Lease operating	26,643	43,202
Production taxes	97	127
Workover	335	2,060
Depreciation, depletion and amortization	13,764	11,555
Impairment of oil and gas properties	912	32,963
General and administrative	7,256	9,241
Gain on involuntary conversion of asset	—	(2,383)
Accretion of asset retirement obligations	1,077	7,524
Gain on sale of assets	(38,620)	(37,775)
Other operating expenses	2,575	990
TOTAL OPERATING EXPENSES	14,039	67,504
INCOME (LOSS) FROM OPERATIONS	40,941	(7,516)
OTHER INCOME (EXPENSE):
Interest income	22	22
Miscellaneous expense	(2,431)	(2,382)
Interest expense	(6,263)	(6,336)
TOTAL OTHER EXPENSE, NET	(8,672)	(8,696)
NET INCOME (LOSS)	32,269	(16,212)
LESS: PREFERRED UNIT DIVIDENDS	4,651	3,143
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNIT HOLDERS	$27,618	$(19,355)
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,269	$(16,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	13,764	11,555
Impairment of oil and gas properties	912	32,963
Accretion of asset retirement obligations	1,077	7,524
Amortization of debt issue costs	3,988	1,314
Accretion of debt discount	72	63
Unrealized loss (gain) on derivative financial instruments	(385)	6,229
Gain on sale of assets	(38,620)	(37,775)
Provision on doubtful accounts	16	—
Gain on involuntary conversion of assets	—	(2,383)
Changes in operating assets and liabilities:
Accounts receivable	9,754	(2,108)
Escrow Receivable, short term	377	—
Due from affiliates, net	—	324
Prepaid expenses and other assets	(3,304)	15,777
Other assets	8	148
Accounts payable and accrued liabilities	(24,717)	8,337
Gas imbalance	(1,218)	627
Settlement of asset retirement obligations	(2,299)	(12,954)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,306)	13,429
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(8,561)	(43,222)
Sale of oil and gas properties	49,723	52,581
Additions to property and equipment	(1)	(401)
Cash assumed in consolidation of Freedom Well Services, LLC	—	473
Proceeds received from insurance recovery	—	3,100
Deposits	—	(10)
Escrow payments, net	(2,176)	(8,168)
Escrow released	19,903	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	58,888	4,353
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term notes	1,143	—
Payments on short term notes	(887)	(3,631)
Borrowing on bank debt	—	9,000
Payments on bank debt	(34,500)	(36,000)
Contributions from members	—	42,000
Distributions to members	(14,000)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(48,244)	11,369
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,338	29,151
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,227	1,383
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,565	$30,534
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$671	$770
NONCASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations relieved due to sale of properties	$(18,168)	$(22,999)
Increase in asset retirement due to revaluation	$—	$2,341
Paid-in-kind dividends on preferred equity and accrued distributions to members	$4,651	$3,143
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
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation of our interim and prior period results have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
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
Recent Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 narrows the definition of “discontinued operations” to dispositions that represent a strategic shift that has or will have a significant impact on the entity’s operations and financial results. The ASU requires additional disclosures regarding assets and liabilities held for sale, and income and losses, including gain or loss on sale, and cash flows from discontinued operations. In addition, the ASU requires disclosures for disposals of individually significant components of the business which do not qualify as discontinued operations, including general information about the disposition and disclosure of the pretax profit or loss from the component for the period of disposal and all comparable historic periods presented. ASU 2014-08 is effective for all fiscal years beginning after December 15, 2014, and can be adopted early for certain asset dispositions and reclassifications of assets from “held and used” to “held for sale.”

NOTE 2— LIQUIDITY, RISKS AND UNCERTAINTIES
               While cash flows were lower than previously projected primarily due to lower production and sales of assets in the 3rd and 4th quarters of 2013, we continued our development operations, in the first quarter of 2014, by supplementing our cash flows from operating activities with funds raised through divestiture of non-key assets.  We continued to retain financial and technical advisors to provide recommendations on achieving improvements in production, operating expense, cash flows from operations, work over, capital expenditures and business planning.  Additionally, we significantly reduced our workforce and associated general and administrative expenses in connection with our lower production.
As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $107.5 million at March 31 2014. The combination of restricted credit availability, lower production since the fourth quarter of 2013, expenditures associated with our drilling program, settlement of our plugging and abandonment ("P&A") liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant cash reductions in the fourth quarter of 2013 and the year 2014. To increase liquidity, we stretched accounts payable, aggressively pursued accounts receivable and sold non-core assets. On March 17, 2014, our credit facility was paid in full.
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
As of March 31, 2014 we are not required to be in compliance with Credit Facility covenants due to the Credit Facility being paid in full March 17, 2014.
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
We consider the control and flexibility afforded by operating our properties under development to be instrumental to our business plan and strategy. To manage our liquidity, we have the ability to delay certain capital commitments, and within certain constraints, we can continue to conserve capital by further delaying or eliminating future capital commitments. While postponing or eliminating capital projects will delay or reduce future cash flows from scheduled new production, this control and flexibility is one method by which we can balance, on a temporary basis, our capital commitments with our available capital resources.
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
NOTE 3—OIL AND GAS PROPERTIES
The following table reflects capitalized costs related to our oil and gas properties:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in thousands)
Proved properties	$404,595	$490,109
Accumulated depreciation, depletion, amortization and impairment	(243,314)	(293,973)
Oil and gas properties, net	$161,281	$196,136

The following table describes the changes to our asset retirement obligations (unaudited):

(in thousands)
Balance at December 31, 2013	$276,732
Liabilities relieved due to sale of properties	(18,168)
Liabilities settled	(2,299)
Accretion expense	1,077
Balance at March 31, 2014	$257,342
Less: current portion	(38,735)
Total Long-Term Asset Retirement Obligations	$218,607
NOTE 4—ACQUISITIONS AND DIVESTITURES
On March 13, 2014 , the Company entered into a Purchase and Sale Agreement (the “PSA”) with a wholly owned subsidiary of Fieldwood Energy LLC (“Fieldwood”). Pursuant to the PSA, Fieldwood acquired all of the Company’s interest in one operated and 15 non-operated fields in the offshore Gulf of Mexico, for $50 million, prior to normal purchase price adjustments (the “Sale”). Refer to the PSA incorporated by reference herein as Exhibit 10.2 for a more detailed description of the terms of the Sale, including the fields that were sold. The Sale closed on March 17, 2014. Reflected in our March 31, 2014, consolidated financial statements is a preliminary gain of $38.6 million.
On March 26, 2013, we completed the sale of four fields to Renaissance Offshore, LLC for approximately $52.5 million prior to normal purchase price adjustments. The proceeds were used to reduce the amount borrowed under the Credit Facility and for general corporate purposes. Reflected in our March 31, 2013, consolidated financial statements is a gain of $37.8 million.

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
At March 31, 2014, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) (unaudited)):

	Crude Oil				Natural Gas				Total
Period	Monthly Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Monthly Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
Swaps:			(in thousands)				(in thousands)		(in thousands)
4/14 - 5/14	10,083	100.80	(3)	(3)	129,960	4.94	119	119	116	116
6/14 - 6/14	—	—	—	—	129,960	4.94	68	68	68	68
4/14 - 12/14	15,000	65.00	(4,208)	(4,208)	—	—	—	—	(4,208)	(4,208)
4/14 - 4/14	12,473	88.80	(157)	(157)	41,253	4.09	(21)	(21)	(178)	(178)
5/14 - 5/14	11,793	88.80	(136)	(136)	40,391	4.09	(11)	(11)	(147)	(147)
6/14 - 6/14	15,546	88.80	(164)	(164)	20,112	4.09	(6)	(6)	(170)	(170)
7/14 - 7/14	11,845	88.80	(112)	(112)	39,283	4.09	(14)	(14)	(126)	(126)
8/14 - 8/14	13,165	88.80	(111)	(111)	34,246	4.09	(12)	(12)	(123)	(123)
9/14 - 9/14	16,235	88.80	(121)	(121)	29,753	4.09	(9)	(9)	(130)	(130)
10/14 - 10/14	15,605	88.80	(102)	(102)	28,635	4.09	(9)	(9)	(111)	(111)
11/14 - 11/14	18,525	88.80	(106)	(106)	27,081	4.09	(10)	(10)	(116)	(116)
12/14 - 12/14	22,526	88.80	(109)	(109)	34,114	4.09	(16)	(16)	(125)	(125)
4/14 - 4/14	36,874	87.85	(498)	(498)	—	—	—	—	(498)	(498)
5/14 - 5/14	37,166	87.85	(464)	(464)	—	—	—	—	(464)	(464)
6/14 - 6/14	42,582	87.85	(488)	(488)	40,391	4.19	(9)	(9)	(497)	(497)
7/14 - 7/14	29,944	87.85	(310)	(310)	20,112	4.19	(5)	(5)	(315)	(315)
8/14 - 8/14	29,068	87.85	(271)	(271)	39,283	4.19	(10)	(10)	(281)	(281)
9/14 - 9/14	23,498	87.85	(197)	(197)	34,246	4.19	(8)	(8)	(205)	(205)
10/14 - 10/14	25,026	87.85	(186)	(186)	29,753	4.19	(7)	(7)	(193)	(193)
11/14 - 11/14	20,000	87.85	(132)	(132)	28,635	4.19	(8)	(8)	(140)	(140)
12/14 - 12/14	31,000	87.85	(176)	(176)	27,081	4.19	(10)	(10)	(186)	(186)
1/15 - 1/15	—	—	—	—	34,114	4.19	(15)	(15)	(15)	(15)
2/15 - 2/15	—	—	—	—	27,838	4.19	(11)	(11)	(11)	(11)
3/15 - 3/15	—	—	—	—	24,461	4.19	(7)	(7)	(7)	(7)
1/15 - 1/15	—	—	—	—	27,838	4.09	(15)	(15)	(15)	(15)
2/15 - 2/15	—	—	—	—	24,461	4.09	(12)	(12)	(12)	(12)
3/15 - 3/15	—	—	—	—	26,443	4.09	(10)	(10)	(10)	(10)
4/14 - 4/14	12,639	100.72	(47)	(47)	185,678	4.47	(21)	(21)	(68)	(68)
5/14 - 5/14	13,027	100.72	(39)	(39)	186,540	4.47	18	18	(21)	(21)
6/14 - 6/14	13,940	100.72	(29)	(29)	166,428	4.47	11	11	(18)	(18)
7/14 - 7/14	30,279	100.72	(33)	(33)	245,330	4.47	6	6	(27)	(27)
8/14 - 8/14	29,835	100.72	(6)	(6)	223,294	4.47	6	6	—	—
9/14 - 9/14	32,336	100.72	18	18	207,094	4.47	10	10	28	28
10/14 - 10/14	31,438	100.72	42	42	202,612	4.47	7	7	49	49
11/14 - 11/14	30,808	100.72	66	66	186,296	4.47	(2)	(2)	64	64
12/14 - 12/14	16,382	100.72	50	50	219,770	4.47	(24)	(24)	26	26
1/15 - 1/15	—	—	—	—	94,748	4.47	(18)	(18)	(18)	(18)
2/15 - 2/15	—	—	—	—	104,401	4.47	(15)	(15)	(15)	(15)
3/15 - 3/15	—	—	—	—	105,796	4.47	(6)	(6)	(6)	(6)
			$(8,029)	$(8,029)			$(76)	$(76)	$(8,105)	$(8,105)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands) (unaudited):

	Asset Derivatives		Liability Derivatives		Asset (Liability) Derivatives Total
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at March 31, 2014	Balance Sheet Location	Fair Value at March 31, 2014	Balance Sheet Location	Fair Value at March 31, 2014
Commodity Contracts	Derivative financial instruments		Derivative financial instruments		Derivative financial instruments
	Current	$424	Current	$(8,529)	Current	$(8,105)
	Non-current	—	Non-current	—	Non-current	—
Total derivative instruments		$424		$(8,529)		$(8,105)

	Asset Derivatives		Liability Derivatives		Asset (Liability) Derivatives Total
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at December 31, 2013
Commodity Contracts	Derivative financial instruments		Derivative financial instruments		Derivative financial instruments
	Current	$1,370	Current	$(9,828)	Current	$(8,458)
	Non-current	—	Non-current	(31)	Non-current	(31)
Total derivative instruments		$1,370		$(9,859)		$(8,489)
We have a netting agreement with our financial institution that permits net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and we routinely exercise our contractual right to offset realized gains against realized losses when settling with our derivative counterparty.
The effect of derivate instruments on our consolidated statements of operations was as follows (in thousands) (unaudited):

Derivatives Not Designated as Hedging Instruments under Accounting Guidance		Three Months Ended March 31,
	Statements of Operations Location	2014	2013
Commodity Contracts	Realized (loss) gain on derivative financial instruments	$(4,492)	$339
Commodity Contracts	Unrealized gain (loss) on derivative financial instruments	385	(6,229)
Total derivative instruments		$(4,107)	$(5,890)
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
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands) (unaudited):

	Fair Value Measurements at March 31, 2014 Using Fair Value Hierarchy
	Fair Value as of March 31, 2014	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$424	$—	$424	$—
	$424	$—	$424	$—
Liabilities
Oil and Natural Gas Derivatives	$(8,529)	$—	$(8,529)	$—
	$(8,529)	$—	$(8,529)	$—

	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$1,370	$—	$1,370	$—
	$1,370	$—	$1,370	$—
Liabilities
Oil and Natural Gas Derivatives	$(9,859)	$—	$(9,859)	$—
	$(9,859)	$—	$(9,859)	$—
At March 31, 2014 and December 31, 2013, management estimates that the derivative contracts had a fair value of $(8.1) million and $(8.5) million, respectively. We estimated the fair value of derivative instruments using internally-developed models that use as their basis readily observable market parameters.
The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.
As of March 31, 2014, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at March 31, 2014 was $146.1 million.
Fair Value on a Non-Recurring Basis
Oil and gas properties with a carrying value of $162.2 million were written down to their fair value of $161.3 million, resulting in an impairment charge of $0.9 million for the three months ended March 31, 2014, which is recognized under “Impairments of oil and gas properties” in the consolidated statements of operations. As of March 31, 2013, oil and gas properties with a carrying value of $251.3 million were written down to their fair value of $218.3 million, resulting in an impairment charge of $33.0 million for the three months ended March 31, 2013. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 7—DEBT AND NOTES PAYABLE
Our debt and notes payable are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
	(unaudited)
Senior Secured Revolving Credit Facility	$—	$34,500
13.75% Senior Secured Notes, net of discount	149,455	149,383
AFCO Credit Corporation-insurance note payable	—	—
Other debt	559	303
Total debt	150,014	184,186
Less: current portion	(521)	(257)
Total long-term debt	$149,493	$183,929
Senior Secured Revolving Credit Facility

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
As of March 31, 2014, we had zero borrowings outstanding against credit facility. On March 17, 2014, our credit facility was paid in full.
As of March 31, 2014, we had $49.8 million outstanding in letters of credit issued resulting in zero borrowings available under the Credit Facility.

13.75% Senior Secured Notes
On November 23, 2010, we issued $150 million face value of 13.75% Notes discounted at 99.109% (the "Notes"). The net proceeds were used to repay all of the outstanding indebtedness under our prior revolving credit facility, to fund BOEM collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually in arrears, on June 1 and December 1 of each year, which commenced on June 1, 2011. The Notes will mature on December 1, 2015, at which time all principal then outstanding will be due. As of March 31, 2014, the recorded value of the Notes was $149.5 million, which includes the unamortized discount of $0.5 million. We incurred underwriting and debt issue costs of $7.2 million, which have been capitalized and are being amortized over the life of the Notes.
The Notes are secured by a security interest in our and the guarantors’ assets (excluding the W&T Escrow Accounts (as defined below)).
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

The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries (excluding FWS) are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Our limitation on capital expenditures was amended in conjunction with the Consent Solicitation on May 31, 2011 to a maximum limit of $60 million for the fiscal year ending December 31, 2012 and 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. Compliance is not required until the end of the year.
The amounts of required principal payments based on our outstanding debt amounts as of March 31, 2014, were as follows:

Period Ending March 31,	(in thousands)
2015	$521
2016	150,030
2017	8
150,559
Unamortized discount on 13.75% Senior Secured Notes	(545)
Total debt	$150,014
NOTE 8- MEMBERS' DEFICIT
The Member Agreement (the “Agreement”) has four (Class A, B, C, and E) classes of members. Net income (loss) is allocated to the members in accordance with the terms set forth in the Agreement. The Agreement allows for preferred returns to certain members after internal rate of return and return of investment hurdles are met.
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50.0 million additional Class E Preferred Units (the “Class E Units”) and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. The Class E Units are recorded under "Preferred Units" and the Class B Units are included in "Members Deficit" in the consolidated balance sheets. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class D Preferred Units were recorded under "Preferred Units" in the consolidated balance sheets. The Class E Units will receive a preferred return of 20% per annum. On March 24, 2014 AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. On the quarter ended March 31, 2014, we issued an additional amount of Class E Units of approximately $4.7 million as paid-in-kind dividends to the holders of Class E Units.
On May 12, 2014 the Platinum Group executed a Waiver whereby it agreed to 1) forfeit the 194,741 Class E Preferred Units issued on March 31, 2014 as payment in kind distributions equal to the difference between Class E Preferred Return at 36% per annum and the Class E Preferred Return of 20% per annum for the period of March 25, 2014 through and including March 31, 2014 and 2) waive the Class E Preferred Return equal to the difference between (a) the amount of Class E Preferred Return that would have been earned between April 1, 2014 and the date of the Company was to issue junior secured notes in exchange for the Class E Preferred Units (the “Exchange”) and (b) the amount of interest the Platinum Group would have received had the junior notes been outstanding during such period with respect to Class E Preferred Return, provided that the waiver shall terminate in the event the Exchange is not consummated prior to June 30, 2014.
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
West Delta 32
We continue to go through the discovery phases of the civil litigation of the personal injury lawsuits filed as a result of the November 16, 2012, explosion and fire which occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana. At the time of the explosion, production on the platform had been shut in while crews of independent contractors performed maintenance and construction on the platform. Three workers died as a result of the explosion and subsequent fire, and others sustained varying degrees of personal injuries

Mediation is scheduled on June 19th and 20th , 2014 for these civil lawsuits in Houston, Texas. For each proceeding, we are currently evaluating the plaintiff’s petitions and determining appropriate courses of response with the aid of outside legal counsel. These proceedings are at a preliminary stage; accordingly, we currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings. We intend to vigorously defend the Company in these proceedings.

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

The arbitrations cases involving GIS and Black Elk for unpaid invoices for services and materials provided by GIS and for damages to the West Delta 32 Platform are underway and are divided into two separate arbitration proceedings and will commence before the American Arbitration Association. Black Elk has also initiated arbitration proceedings against Compass Engineering & Consultants, LLC for damages arising from the explosion of the WD-32 Platform. In response to the arbitration proceeding, Compass filed a separate lawsuit in the United States District for the Eastern District of Louisiana seeking a declaration that it was not subjected to arbitration.
Operating Leases
We lease office space and certain equipment under non-cancellable operating lease agreements that expire on various dates through 2020.
Approximate future minimum lease payments for operating leases at March 31, 2014 were as follows:

Period Ending March 31,	(in thousands)
2015	$7,035
2016	2,111
2017	1,886
2018	1,663
2019	1,525
Thereafter	2,709
$16,929
Escrow Accounts
Pursuant to the purchase agreement from W&T Offshore, Inc. (the “W&T Acquisition”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired in maximum aggregate amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of March 31, 2014, we have funded $18.5 million into the non-operating escrow account, leaving $12.7 million to be funded through May 1, 2017.
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
Pursuant to the purchase agreement for the Maritech acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired, of $13.1 million to be used for future P&A costs that may be incurred on such properties. As of March 31, 2014, we have fully funded the escrow obligation.
In regards to the Merit acquisition, we are required to establish an escrow account to secure the performance of our P&A obligations and other indemnity obligations with respect to P&A and/or decommissioning of the acquired wells and facilities. We paid $33 million in surety bonds at closing and are required to, over time, deposit in the escrow account an amount equal to $60 million, which is to be paid in 30 equal monthly installments payable on the first day of each month commencing on June 1, 2011. This escrow obligation was fully funded in November 2013.

NOTE 10—RELATED PARTY TRANSACTIONS
We pay for certain operating and general and administration expenses on behalf of Black Elk Energy, LLC. At both March 31, 2014 and December 31, 2013, we had receivables from Black Elk Energy, LLC in the amount of $273,430.

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
On May 28, 2013, FWS entered into an equipment lease agreement with Pea and Eigh Company, LLC (“Pea and Eigh”), a related party of Platinum. The lease began on July 1, 2013 and is payable in monthly installments of approximately $35,000, maturing on December 31, 2013, with an option to purchase the equipment for $1.5 million. As of March 31, 2014, we have not purchased all of the equipment. We currently have restricted cash of $0.6 million for the additional equipment to be purchased as well as advances due to Pea and Eigh, which is included in “Accounts payable and accrued expenses”.

NOTE 11—SUBSEQUENT EVENTS
On May 12, 2014 the Platinum Group executed a Waiver whereby it agreed to 1) forfeit the 194,741 Class E Preferred Units issued on March 31, 2014 as payment in kind distributions equal to the difference between Class E Preferred Return at 36% per annum and the Class E Preferred Return of 20% per annum for the period of March 25, 2014 through and including March 31, 2014 and 2) waive the Class E Preferred Return equal to the difference between (a) the amount of Class E Preferred Return that would have been earned between April 1, 2014 and the date of the Company was to issue junior secured notes in exchange for the Class E Preferred Units (the “Exchange”) and (b) the amount of interest the Platinum Group would have received had the junior notes been outstanding during such period with respect to Class E Preferred Return, provided that the waiver shall terminate in the event the Exchange is not consummated prior to June 30, 2014.

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
These forward-looking statements are based on our current expectations and assumptions about future events and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Item 1A. Risk Factors” in this Form 10-Q and our 2013 Form 10-K.
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
Should one or more of the risks or uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q and our 2013 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement.
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
Overview
We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. We seek to acquire and exploit properties with proved developed reserves, proved developed non-producing reserves and proved undeveloped reserves. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of March 31, 2014, we held an aggregate net interest in approximately 350,204 gross (194,427net) acres under lease and had an interest in 675 gross wells, 119 of which are producing.
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
We have historically grown our business through third-party acquisitions, including the a South Timbalier 8, in 2008, and West Cameron 66 acquisitions in 2008, the W&T acquisition in 2009, the Chroma and Nippon acquisitions in 2010 and the Maritech and Merit acquisitions in 2011.
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
From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three months ended March 31, 2014 and 2013 are shown in the table below.

	Three Months Ended March 31,
	2014	2013
Oil:
Average price before effects of hedges ($/Bbl)(1)	$101.65	$109.78
Average price after effects of hedges ($/Bbl)	91.36	106.78
Average price differentials(2)	3.00	15.48

Gas:
Average price before effects of hedges ($/Mcf)(1)	$5.21	$3.60
Average price after effects of hedges ($/Mcf)	4.94	4.03
Average price differentials(2)	0.05	0.12

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.

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

Recent Events.
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

Capital Contributions
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). On March 24, 2014 AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. For the three months ended March 31, 2014, we issued an additional amount of Class E Units of approximately 4.7 million as paid-in-kind dividends to the holders of Class E Units.
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
Letter of Credit Facility Waivers And Amendments
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
Revolving Credit Facility Waivers and Amendments

On March 17, 2014, our credit facility was paid in full.

Liquidity, Risks and Uncertainties

While cash flows were lower than previously projected primarily due to lower production and sales of assets in the third and fourth quarters of 2013, we continued our development operations, in the first quarter of 2014, by supplementing our cash flows from operating activities with funds raised through divestiture of non-key assets.  We continued to retain financial and technical advisors to provide recommendations on achieving improvements in production, operating expense, cash flows from operations, work over, capital expenditures and business planning.  Additionally, we  significantly reduced our workforce and associated general and administrative expenses to match out lower production.
As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $(107.5) million at March 31, 2014. The combination of restricted credit availability, lower production since the fourth quarter of 2013, our drilling program, settlement of our P&A liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant cash reductions in the year 2013 and into the first quarter of 2014. To increase liquidity, we stretched accounts payable, aggressively pursued accounts receivable and sold non-core assets. We have worked closely with our vendors during this time and are working to normalize the age of accounts payables.
In 2013 we realized approximately $131.8 million in sales proceeds (subject to customary closing adjustments) which we used to reduce our credit facility and fund our 2013 capital expenditures. On March 17, 2014 our credit facility was paid in full.
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
The following table contains certain financial and operational data for each of the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Average daily sales:
Oil (Bopd)	4,134	4,646
Natural gas (Mcfpd)	27,031	41,138
Plant products (Galpd)	20,241	32,139
Oil equivalents (Boepd)	9,122	12,267
Average realized prices(1):
Oil ($/Bbl)	$91.36	$106.78
Natural gas ($/Mcf)	4.94	4.03
Plant products ($/Gallon)	0.96	0.87
Oil equivalents ($/Boe)	58.17	56.24
Costs and Expenses:
Lease operating expense ($/Boe)	32.45	39.13
Production tax expense ($/Boe)	0.12	0.12
General and administrative expense ($/Boe)	8.84	9.69
Net loss (in thousands)	32,269	(16,212)
Adjusted EBITDA(2) (in thousands)	16,994	14,191

(1)	Average realized prices presented give effect to our hedging.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (loss)	$32,269	$(16,212)
Adjusted EBITDA	$16,994	$14,191
Reconciliation of Net loss to Adjusted EBITDA
Net income (loss)	$32,269	$(16,212)
Interest expense, net	6,194	6,263
Surety and letter of credit fees	1,531	2,180
West Delta 32 costs	236	3,847
Unrealized loss (gain) on derivative instruments	(385)	6,229
Accretion of asset retirement obligations	1,077	7,524
Depreciation, depletion and amortization	13,764	11,555
Impairment of oil and gas properties	912	32,963
Gain on involuntary conversion of assets	—	(2,383)
Provision for doubtful accounts	16	—
Gain on sale of assets	(38,620)	(37,775)
Adjusted EBITDA	$16,994	$14,191

The following table sets forth certain information with respect to oil and gas operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change	% Change
PRODUCTION:
Oil (MBbl)	372	418	(46)	(11)%
Natural gas (MMcf)	2,433	3,702	(1,269)	(34)%
Plant products (MGal)	1,822	2,892	(1,070)	(37)%
Total (MBoe)	821	1,104	(283)	(26)%
REVENUES:
Oil sales	$37,824	$45,901	$(8,077)	(18)%
Natural gas sales	12,672	13,337	(665)	(5)%
Plant product sales and other revenue	1,753	5,453	(3,700)	(68)%
Realized (loss) gain on derivative financial instruments	(4,492)	339	(4,831)	(1,425)%
Unrealized gain (loss) on derivative financial instruments	385	(6,229)	6,614	(106)%
Other revenues	6,838	1,187	5,651	100%
TOTAL REVENUES	54,980	59,988	(5,008)	(8)%
OPERATING EXPENSES:
Lease operating	26,643	43,202	(16,559)	(38)%
Production taxes	97	127	(30)	(24)%
Workover	335	2,060	(1,725)	(84)%
Depreciation, depletion and amortization	13,764	11,555	2,209	19%
Impairment of oil and gas properties	912	32,963	(32,051)	(97)%
General and administrative	7,256	9,241	(1,985)	(21)%
Gain on involuntary conversion of asset	—	(2,383)	2,383	100%
Accretion of asset retirement obligations	1,077	7,524	(6,447)	(86)%
Gain on sale of assets	(38,620)	(37,775)	(845)	2%
Other operating expenses	2,575	990	1,585	160%
TOTAL OPERATING EXPENSES	14,039	67,504	(53,465)	(79)%
GAIN (LOSS) INCOME FROM OPERATIONS	40,941	(7,516)	48,457	(645)%
OTHER INCOME (EXPENSE):
Interest income	22	22	—	—%
Miscellaneous expense	(2,431)	(2,382)	(49)	2%
Interest expense	(6,263)	(6,336)	73	(1)%
TOTAL OTHER EXPENSE, NET	(8,672)	(8,696)	24	—%
NET INCOME (LOSS)	$32,269	$(16,212)	$48,481	(299)%
Production
Oil and natural gas production. Total oil, natural gas and plant product production of 821 MBoe decreased 283 MBoe, or 26%, during the three months ended March 31, 2014 compared to the same periods in 2013 as a result of asset sales, pipeline repairs ,winter weather and natural declined.
Revenues
Total revenues. Total revenues for the three months ended March 31, 2014 of $55.0 million decreased $5.0 million, or 8%, over the comparable period in 2013.
Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, decreased $6.8 million, or 10%, for the three months ended March 31, 2014 compared to the same periods in 2013. The decrease was primarily a result of lower oil, gas and plant product production and lower plant product prices partially offset by higher oil and gas prices and the consolidation of Freedom Well Services, LLC.
We entered into certain oil and natural gas commodity derivative contracts in 2014 and 2013. We realized (losses) gains on these derivative contracts in the amounts of $(4.5) million for the three months ended March 31, 2014, respectively, and $0.3 million for the three months ended March 31, 2013, respectively. We recognized unrealized gains (losses) of $0.4 million for the three months ended March 31, 2014, respectively, and $(6.2) million in the same period of 2013.

Excluding hedges, we realized average oil prices of $101.65 per barrel and $109.78 per barrel and gas prices of $5.21 per Mcf and $3.60 per Mcf for the three months ended March 31, 2014, respectively. We expect commodity prices to remain volatile in the future.
Operating Expenses
Lease operating costs. Our lease operating costs for the three months ended March 31, 2014 were $26.6 million, or $32.45 per Boe. For the three months ended March 31, 2013, our lease operating costs were $43.2 million, or $39.13 per Boe, respectively. Lease operating expenses decreased by $16.6 million for the and three months ended March 31, 2014, respectively, compared to the same periods in 2013, primarily as a result of the West Delta 32 Incident. The increase in cost per Boe during 2014 was primarily attributable to decreased production.
Workover costs. Our workover costs for the three months ended March 31, 2014 were $0.3 million and $2.1 million, a decrease of $1.7 million compared to the first quarter of 2013. For the three months ended March 31, 2014, South Timbalier 8, East Cameron 64/178, Viosca Knoll 822/823 and Ship Shoal 176/198 were the primary workover expense projects.
Depreciation, depletion, amortization and impairment. DD&A expense was $$13.8 million, or $16.77 per Boe, for the three months ended March 31, 2014, respectively. For the three months ended March 31, 2013, DD&A was $11.6 million, or $10.47 per Boe. The increase in DD&A for the three months ended March 31, 2014 was a result of lower production and reduced asset basis as a result of the impairments recorded in 2014 and 2013. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded a $0.9 million and $33.0 million impairment for the three months ended March 31, 2014 and 2013, respectively.
General and administrative expenses. G&A expense was $7.3 million, or $8.84 per Boe, for the three months ended March 31, 2014, and $9.2 million, or $8.37 per Boe, for the same periods in 2013. The decrease in G&A expense for the three months ended March 31, 2014 was the result of cost cutting initiative primarily in our drilling and safety groups, and related administrative costs, in addition to severance costs, consultant expenses and costs related to our consolidation of Freedom Well Services, LLC. G&A expense for the three month ended March 31, 2013 reflects a reclassification of surety fees from G&A expenses to miscellaneous expense.
Accretion expense. We recognized accretion expense of $1.1 million for the three months ended March 31, 2014, compared to $7.5 million for the three months ended March 31, 2013. The decrease in accretion expense is a result of P&A activity incurred during 2013 and the three months ended March 31, 2014, decreased asset retirement liability due to the sale of properties during 2013 and the three months ended March 31, 2014, and a revision to the discount rate used to calculate accretion. As the Company had fully funded our operating escrow accounts, we have prospectively adjusted the accretion rate to be reflective.
Gain on sale of assets. We recognized a gain on the sale $ $38.6 million for the three months ended March 31, 2014 related to the sale to Fieldwood Energy LLC (“Fieldwood”). Fieldwood acquired all of the Company’s interest in one operated and 15 non-operated fields in the offshore Gulf of Mexico, for $50 million, subject to normal purchase price adjustments (the “Sale”). The Sale closed on March 17, 2014.
Other operating expenses. Other operating expenses of $2.6 million for the three months ended March 31, 2014, compared to $1.0 million for the three month ended March 31, 2013, increase was related to our consolidation of Freedom Well Services, LLC.
Miscellaneous expense. Miscellaneous expense is $2.4 million for the three months ended March 31, 2014, compared to $2.4 million for the three months ended March 31, 2013. Miscellaneous expense for the three months ended March 31, 2013 reflects reclassification of surety fees from G&A expense to miscellaneous expense. Miscellaneous expense for the three months ended March 31, 2014 reflects a decrease in surety and escrow fees and a settlement loss of $0.8 million. The settlement loss of $0.8 million related to final settlement on outstanding accounts payable and accounts receivable between Black Elk Energy and Fieldwood, Apache and W&T Offshore.
.

Liquidity and Capital Resources
The combination of restricted credit availability, declining production since the fourth quarter of 2012, settlement of our plugging and abandonment (P&A) liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant reductions in cash beginning in the fourth quarter of 2012 and continuing throughout the first quarter of 2014.  To increase liquidity we continue to stretch accounts payable, aggressively pursued accounts receivable and sold non-core assets.  During the remainder of 2014, we expect to continue to sell non-core assets in an effort to improve our liquidity position.
As of March 31, 2014 our primary use of capital has been for acquisition, development and exploitation of oil and natural gas properties as well as providing collateral to secure our P&A obligations. As we abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. We use letters of credit to back our surety bonds for P&A obligations.
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
Senior Secured Revolving Credit Facility
On December 24, 2010, we entered into a Credit Facility comprised of a senior secured revolving credit facility of up to $35 million and a $75 million secured letter of credit facility to be used exclusively for the issuance of letters of credit in support of our future P&A liabilities relating to our oil and natural gas properties (the “Letter of Credit Facility”). The Credit Facility bears interest based on the borrowing base usage, at the applicable London Interbank Offered Rate, plus applicable margins ranging from 4.75% to 5.5%, or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 3.25% to 4.00%. The applicable margin is computed based on the borrowing based utilization percentage in effect from time to time. The borrowing base under our Credit Facility is subject to redetermination on a semi-annual basis, effective April 1 and October 1, and up to one additional time during any six month period, as may be requested by either us or the administrative agent, acting at the direction of the majority of the lenders. The borrowing base will be determined by the administrative agent in its sole discretion and consistent with its normal oil and gas lending criteria in existence at that particular time. Our obligations under the Credit Facility were guaranteed by our existing subsidiaries and are secured on a first-priority basis by all of our and our subsidiaries’ assets, in the case of the Credit Facility, and by cash collateral, in the case of the Letter of Credit Facility. On March 17, 2014 the Credit Facility was paid in full.

We have entered into various amendments to the Letter of Credit Facility. These amendments have, among other things, (1) adjusted the commitments under the Letter of Credit Facility to a current level of approximately $66.6 million, (2) updated the fees on the letters of credit to 2% on a go-forward basis, (3) changed the maturity date from June 22, 2014 on the Letter of Credit Facility.
As of March 31, 2014, letters of credit in the aggregate amount of $66.6 million were outstanding under the Letter of Credit Facility.
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
As of March 31, 2014, we were in compliance with our covenants under the Indenture. As of March 31, 2014, the recorded value of the Notes was $149.5 million, which includes the unamortized discount of $0.5 million.
Member Contributions
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units will receive a preferred return of 20% per annum, which will increase from and after March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). On March 24, 2014 AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. For the three months ended March 31, 2014, we issued an additional amount of Class E Units of approximately 4.7 million as paid-in-kind dividends to the holders of Class E Units.

On May 12, 2014 the Platinum Group executed a Waiver whereby it agreed to 1) forfeit the 194,741 Class E Preferred Units issued on March 31, 2014 as payment in kind distributions equal to the difference between Class E Preferred Return at 36% per annum and the Class E Preferred Return of 20% per annum for the period of March 25, 2014 through and including March 31, 2014 and 2) waive the Class E Preferred Return equal to the difference between (a) the amount of Class E Preferred Return that would have been earned between April 1, 2014 and the date of the Company was to issue junior secured notes in exchange for the Class E Preferred Units (the “Exchange”) and (b) the amount of interest the Platinum Group would have received had the junior notes been outstanding during such period with respect to Class E Preferred Return, provided that the waiver shall terminate in the event the Exchange is not consummated prior to June 30, 2014.
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

Cash Flows
The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(8,306)	$13,429
Net cash probvided by investing activities	58,888	4,353
Net cash (used in) provided by financing activities	(48,244)	11,369
Net increase in cash and equivalents	$2,338	$29,151
Cash flows (used in ) provided by operating activities. Cash used in operating activities totaled $8.3 million during the three months ended March 31, 2014 compared to $13.4 million during the three months ended March 31, 2013. Significant components of net cash provided by operating activities during the three months ended March 31, 2014 included ($22.3) million of changes in operating assets and liabilities and $13.9 million of non-cash items, primarily DD&A expense, impairment and accretion of asset retirement obligations partially offset by the net loss, gain on sale of assets.
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
Cash flows provided by investing activities. Cash provided by investing activities was $58.9 million in the three months ended March 31, 2014 was primarily attributable to the sale of one operated and 15 non-operated fields in the offshore Gulf of Mexico to Fieldwood Energy LLC partially offset by additions to the oil and gas properties during the period and the funding of the future P&A obligations through escrow. Cash provided by investing activities in the comparable period of 2013 were attributed to the sale of four fields to Renaissance Offshore, LLC and the funding of the future P&A obligations through escrow.
Cash flows (used in) provided by financing activities. Cash flows used in financing activities of $48.2 million in the three months ended March 31, 2014 were attributable to $34.5 million of payments on the Credit Facility and $14.0 million distribution to members. Cash flows provided by financing activities of $11.4 million ended March 31, 2013 were attributable to contributions from Platinum Group and PPVA and borrowings under the Credit Facility partially offset by payments on the Credit Facility and short-term notes.
Asset Retirement Obligations
As many as four times per year, we review and, to the extent necessary, revise our asset retirement obligation estimates. As of March 31, 2014, we had a decrease of $18.2 million in our asset retirement obligations primarily as a result of the asset sales one operated and 15 non-operated fields in the offshore Gulf of Mexico to Fieldwood Energy, LLC and recognized $1.1 million in accretion expense. For the three months ended March 31, 2013, we decreased our assets retirement obligations by $28.4 million primarily as a result of the sale of four fields to Renaissance Offshore, LLC and recognized $7.5 million in accretion expense.
At March 31, 2014 and December 31, 2013, we recorded total asset retirement obligations of $257.3 million and $276.7 million, respectively, and have funded approximately $237.6 million and $235.4 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of March 31, 2014 and December 31, 2013, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.

Contractual Obligations
We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at March 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$150,559	$521	$150,038	$—	$—
Interest on debt and notes payable	34,378	20,627	13,751	—	—
Operating leases (1)	12,249	2,355	3,997	3,188	2,709
Total contractual obligations	197,186	23,503	167,786	3,188	2,709
Other Obligations
Asset retirement obligations (2)	257,342	38,735	109,303	54,653	54,651
Total obligations (3)	$454,528	$62,238	$277,089	$57,841	$57,360

(1)	Consists of rig commitments and office space leases for our Texas and Louisiana offices and services provided in the office.

(2)	Asset retirement obligations will be partially funded via the escrow. The obligations reflected above are discounted.

(3)	Does not include Class E Cumulative Convertible Participating Preferred Units as they are contingently redeemable at the holders’ option.
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
Critical Accounting Policies
“Management’s Discussion and Analysis of Financial Condition” is based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K.
Inflation and Changes in Prices
Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three months ended
March 31, 2014, we received an average of $101.65 per barrel of oil and $5.21 per Mcf of natural gas, before consideration of commodity derivative contracts, compared to $109.78 per barrel of oil and $3.60 per Mcf of natural gas, in the three months ended March 31, 2013. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our annualized production for the three months ended March 31, 2014, our annual revenue would increase or decrease by approximately $14.9 million for each $10.00 per barrel change in oil prices and $9.7 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our production for the three month ended March 31, 2013, our revenues would have increased or decreased by approximately $16.7 million for each $10.00 per barrel change in oil prices and $14.8 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.
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
At March 31, 2014, the fair value of our commodity derivatives included in our consolidated balance sheets represent a net current liability of $8.1 million. At December 31, 2013, the fair value of our commodity derivatives was approximately $8.5 million and $0.3 million, which were recorded as current liabilities and long-term liabilities, respectively. For the three months ended March 31, 2014, we realized net decrease in oil and natural gas revenues related to hedging transactions of approximately $0.4 million, and increases for the same periods in 2013 of $0.3 million.

As of March 31, 2014, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
April 2014 - December 2014	Swap	15,000	$65.00
April 2014 - May 2014	Swap	10,083	$100.80
April 2014 - April 2014	Swap	12,473	$88.80
May 2014 - May 2014	Swap	11,793	$88.80
June 2014 - June 2014	Swap	15,546	$88.80
July 2014 - July 2014	Swap	11,845	$88.80
August 2014 - August 2014	Swap	13,165	$88.80
September 2014 - September 2014	Swap	16,235	$88.80
October 2014 - October 2014	Swap	15,605	$88.80
November 2014 - November 2014	Swap	18,525	$88.80
December 2014 - December 2014	Swap	22,526	$88.80
April 2014 - April 2014	Swap	36,874	$87.85
May 2014 - May 2014	Swap	37,166	$87.85
June 2014 - June 2014	Swap	42,582	$87.85
July 2014 - July 2014	Swap	29,944	$87.85
August 2014 - August 2014	Swap	29,068	$87.85
September 2014 - September 2014	Swap	23,498	$87.85
October 2014 - October 2014	Swap	25,026	$87.85
November 2014 - November 2014	Swap	20,000	$87.85
December 2014 - December 2014	Swap	31,000	$87.85
April 2014 - April 2014	Swap	12,639	$100.72
May 2014 - May 2014	Swap	13,027	$100.72
June 2014 - June 2014	Swap	13,940	$100.72
July 2014 - July 2014	Swap	30,279	$100.72
August 2014 - August 2014	Swap	29,835	$100.72
September 2014 - September 2014	Swap	32,336	$100.72
October 2014 - October 2014	Swap	31,438	$100.72
November 2014 - November 2014	Swap	30,808	$100.72
December 2014 - December 2014	Swap	16,382	$100.72

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
April 2014 - June 2014	Swap	129,960	$4.94
April 2014 - April 2014	Swap	41,253	$4.09
May 2014 - May 2014	Swap	40,391	$4.09
June 2014 - June 2014	Swap	20,112	$4.09
July 2014 - July 2014	Swap	39,283	$4.09
August 2014 - August 2014	Swap	34,246	$4.09
September 2014 - September 2014	Swap	29,753	$4.09
October 2014 - October 2014	Swap	28,635	$4.09
November 2014 - November 2014	Swap	27,081	$4.09
December 2014 - December 2014	Swap	34,114	$4.09
January 2015 - January 2015	Swap	27,838	$4.09
February 2015 - February 2015	Swap	24,461	$4.09
March 2015 - March 2015	Swap	26,443	$4.09
June 2014 - June 2014	Swap	40,391	$4.19
July 2014 - July 2014	Swap	20,112	$4.19
August 2014 - August 2014	Swap	39,283	$4.19
September 2014 - September 2014	Swap	34,246	$4.19
October 2014 - October 2014	Swap	29,753	$4.19
November 2014 - November 2014	Swap	28,635	$4.19
December 2014 - December 2014	Swap	27,081	$4.19
January 2015 - January 2015	Swap	34,114	$4.19
February 2015 - February 2015	Swap	27,838	$4.19
March 2015 - March 2015	Swap	24,461	$4.19
April 2014 - April 2014	Swap	185,678	$4.47
May 2014 - May 2014	Swap	186,540	$4.47
June 2014 - June 2014	Swap	166,428	$4.47
July 2014 - July 2014	Swap	245,330	$4.47
August 2014 - August 2014	Swap	223,294	$4.47
September 2014 - September 2014	Swap	207,094	$4.47
October 2014 - October 2014	Swap	202,612	$4.47
November 2014 - November 2014	Swap	186,296	$4.47
December 2014 - December 2014	Swap	219,770	$4.47
January 2015 - January 2015	Swap	94,748	$4.47
February 2015 - February 2015	Swap	104,401	$4.47
March 2015 - March 2015	Swap	105,796	$4.47

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements—Note 5—Derivative Instruments” in this Form 10-Q.
Credit Risk
We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables, which totaled $11.8 million at March 31, 2014 and $17.0 million at December 31, 2013. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries, the receivables totaled $31.8 million at March 31, 2014 and $35.2 million at December 31, 2013. We also have credit risk associated with our financially settled crude oil and natural gas swaps. As of March 31, 2014, all of our swaps were with BP Energy Company as the counterparty.
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

Item 4. Controls and Procedures

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

As required by Rule 15d-15(b) under the Exchange Act, management annually reviews our accounting policies and practices, and as a result of such review, identified it had an ineffective financial reporting process and inconsistent review of certain routine accrual calculations and journal entries. As a result of these material weaknesses (as further discussed below), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014 were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Notwithstanding the material weaknesses further discussed below, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting pursuant to Rule 13a-15(c) under the Securities Exchange Act as of the end of the period covered by the 2013 Form 10-K. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this evaluation, management used the criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with such evaluation, our management identified material weaknesses in our control environment based on the criteria established in the 1992 Internal Control-Integrated Framework issued by the COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

The material weaknesses identified were related to our continued lack of sufficient control over financial accounting and reporting processes, specifically our inconsistent review of certain routine accrual calculations and journal entries, whereas in prior year, the matter related to accounting for non-routine and non-systematic transactions. Significant turnover and reduction in force in late 2013 and early 2014 caused the above-mentioned control deficiencies and resulted in the recording of certain adjustments prior to the issuance of our consolidated financial statements included in the 2013 Form 10-K. Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

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
Changes in Internal Control Over Financial Reporting.
As a result of the material weaknesses identified during the period covered by this Form 10-Q, management has implemented and will continue to implement changes to our internal controls that are both organizational and process-focused in an effort to improve the control environment, including as it relates to our application of accounting principles regarding our financial reporting process and review and approval of certain routine transactions. The changes to our control environment through the date of this Form 10-Q include, among others:

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
On October 15, 2013, the Department of Justice, U.S. Attorney’s Office issued a subpoena pertaining to all physical evidence collected and maintained by Black Elk Energy and ABS Consulting as part the investigation of the WD-32 platform incident. . Further, on March 25, 2014, a second subpoena was issued by the U.S. Attorney’s Office requesting records and documents for specific time periods still part of their investigation of the WD-32 incident. We are fully cooperating with all government agencies.
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
Civil Litigation. As of May 14, 2014, several civil lawsuits have been filed as a result of the West Delta 32 Incident. The courts held a status conference ordering procedural matters to be filed on the court’s docket. All civil cases filed both in Texas and Louisiana as a result of the West Delta 32 Incident are being defended by insurance defense counsel. We believe we have strong defenses and cross-claims and intend to defend ourselves vigorously.
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
The arbitrations cases involving GIS and Black Elk for unpaid invoices for services and materials provided by GIS and for damages to the West Delta 32 Platform are underway and are separated into two separate arbitration proceedings and will commence before the American Arbitration Association. On April 29, 2013, Grand Isle Shipyards, Inc. ("GIS") sued BEEOO, Enviro-Tech Systems, LLC, Wood Group USA, Inc., and Compass Engineering & Consultants, LLC in the United States District Court for the Eastern District of Louisiana for damages it alleged incurred in connection with the West Delta 32 Incident. GIS specifically sought damages for loss of property and equipment, expenses in the form of indemnity and medical benefits paid to or on behalf of its employees and for unpaid invoices in connection with the work it performed at West Delta 32. Upon motion by BEEOO, however, the court dismissed GIS' lawsuit and ordered GIS and BEEOO to first attempt to resolve their claims through mediation which took place on November 12, 2013. Since the mediation was unsuccessful, the Parties have now agreed to enter into binding Arbitration, pursuant to and in accordance with the MSA. The Arbitration proceedings are underway.Black Elk has also initiated arbitration proceedings against Compass Engineering & Consultants, LLC for damages arising from the explosion of the WD-32 Platform.
Other Regulatory Items. We are party to various other litigation matters arising in the ordinary course of business. We do not believe the outcome of these disputes or legal actions will have a material adverse effect on our financial statements.

Item 1A. Risk Factors
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our 2013 Form 10-K. The risks described in the 2013 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. Except as set forth below, there have been no material changes to the risks described in the 2013 Form 10-K. We may experience additional risks and uncertainties not currently known to us, or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 6. Exhibits
The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this
Form 10-Q.

Exhibit Number	Description

3.1
Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011, File No. 333-174226).

3.2
Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011, File No. 333-174226).

3.3
Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011, File No. 333-174226).

3.4
First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011, File No. 333-174226).

3.5
Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011, File No. 333-174226).

3.6
Third Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of January 25, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on January 31, 2013, File No. 333-174226).

3.7
Fourth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of February 12, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 19, 2013, File No. 333-174226).

3.8
Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of April 9, 2013 (incorporated by reference to Exhibit 3.10 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013, File No. 333-174226).

3.9
Sixth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 3, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on May 9, 2013, File No. 333-174226).

10.1
Employment Agreement by and between Black Elk Energy Offshore Operations, LLC and Jeffrey Shulse dated January 8, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 14, 2014, File No. 333-174226).

10.2
Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and SandRidge Offshore, LLC, effective as of March 1, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the Securities and Exchange Commission on March 25, 2014).

Exhibit Number	Description

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC (Registrant)

Date:	May 14, 2014	By:	/s/ Jeff Shulse
Jeff Shulse
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this
Form 10-Q.

Exhibit Number	Description

3.1
Certificate of Formation of Black Elk Energy Offshore Operations, LLC, dated as of November 20, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011, File No. 333-174226).

3.2
Certificate of Amendment of Black Elk Energy Offshore Operations, LLC, dated as of January 29, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011, File No. 333-174226).

3.3
Second Amended and Restated Limited Liability Company Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated as of July 13, 2009 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011, File No. 333-174226).

3.4
First Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC, dated August 19, 2010 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2011, File No. 333-174226).

3.5
Second Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 31, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2011, File No. 333-174226).

3.6
Third Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of January 25, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on January 31, 2013, File No. 333-174226).

3.7
Fourth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of February 12, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 19, 2013, File No. 333-174226).

3.8
Fifth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of April 9, 2013 (incorporated by reference to Exhibit 3.10 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2013, File No. 333-174226).

3.9
Sixth Amendment to Second Amended and Restated Operating Agreement of Black Elk Energy Offshore Operations, LLC dated as of May 3, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on May 9, 2013, File No. 333-174226).

10.1
Employment Agreement by and between Black Elk Energy Offshore Operations, LLC and Jeffrey Shulse dated January 8, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 14, 2014, File No. 333-174226).

10.2
Purchase and Sale Agreement by and between Black Elk Offshore Operations, LLC and SandRidge Offshore, LLC, effective as of March 1, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the Securities and Exchange Commission on March 25, 2014).

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