Form 10-Q
period 2014-06-30
Black Elk Energy Offshore Operations, LLC
filed 2014-08-14
CIK 1518909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 14, 2014, there were 1,361,300 Class A Units, 114,277,308.5 Class B Units, 12,031,250 Class C Units and 103,944,435 Class E Units issued and outstanding.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2014

(i)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,362	$6,227
Restricted cash	675	775
Accounts receivable, net of allowance for doubtful accounts of $826 and $811 at June 30, 2014 and December 31, 2013, respectively	48,352	61,747
Due from affiliates	273	273
Prepaid expenses and other current assets	8,027	7,109
Current portion of escrow for abandonment costs	—	21,976
Derivative assets	34	1,370
TOTAL CURRENT ASSETS	60,723	99,477
OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $253,174 and $293,973 at June 30, 2014 and December 31, 2013, respectively	153,654	196,136
OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,334 and $5,350 at June 30, 2014 and December 31, 2013, respectively	3,929	4,862
OTHER ASSETS
Debt issue costs, net	690	1,488
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs, net of current portion	231,010	235,473
Other assets	7,796	7,830
TOTAL OTHER ASSETS	259,844	265,139
TOTAL ASSETS	$478,150	$565,614
LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$135,097	$155,880
Derivative liabilities	8,142	9,828
Asset retirement obligations	26,746	43,109
Current portion of debt and notes payable	759	257
TOTAL CURRENT LIABILITIES	170,744	209,074
LONG-TERM LIABILITIES
Gas imbalance payable	1,144	1,888
Derivative liabilities	—	31
Asset retirement obligations, net of current portion	224,092	233,623
Debt, net of current portion, net of unamortized discount of $471 and $617 at June 30, 2014 and December 31, 2013, respectively	149,560	183,929
TOTAL LONG-TERM LIABILITIES	374,796	419,471
TOTAL LIABILITIES	545,540	628,545
CLASS E PREFERRED UNITS	103,944	109,744
COMMITMENTS AND CONTINGENCIES
MEMBERS’ DEFICIT	(171,334)	(172,675)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$478,150	$565,614
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Oil sales	$25,057	$40,035	$62,881	$85,936
Natural gas sales	8,802	14,109	21,474	27,445
Plant product sales	1,380	1,858	3,133	4,375
Realized (loss) gain on derivative financial instruments	(4,366)	(187)	(8,858)	152
Unrealized (loss) gain on derivative financial instruments	(3)	5,383	381	(846)
Other revenues	6,551	5,177	13,388	9,300
TOTAL REVENUES	37,421	66,375	92,399	126,362
OPERATING EXPENSES:
Lease operating	27,297	46,971	53,940	90,173
Production taxes	(28)	189	69	316
Workover	283	4,224	618	6,284
Depreciation, depletion and amortization	8,174	11,145	21,938	22,700
Impairment of oil and gas properties	2,161	22,414	3,074	55,377
General and administrative	5,473	9,388	12,730	18,629
Gain on involuntary conversion of asset	—	(8,250)	—	(10,633)
Accretion of asset retirement obligations	1,909	7,569	2,986	15,093
Loss (gain) on sale of assets	4,069	1,984	(34,551)	(35,791)
Other operating expenses	2,776	1,423	5,350	2,413
TOTAL OPERATING EXPENSES	52,114	97,057	66,154	164,561
(LOSS) INCOME FROM OPERATIONS	(14,693)	(30,682)	26,245	(38,199)
OTHER INCOME (EXPENSE):
Interest income	13	29	36	51
Miscellaneous expense	(2,035)	(2,564)	(4,466)	(4,946)
Interest expense	(6,010)	(6,300)	(12,274)	(12,636)
TOTAL OTHER EXPENSE, NET	(8,032)	(8,835)	(16,704)	(17,531)
NET (LOSS) INCOME	(22,725)	(39,517)	9,541	(55,730)
LESS: PREFERRED UNIT DIVIDENDS	3,549	4,683	8,200	7,826
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNIT HOLDERS	$(26,274)	$(44,200)	$1,341	$(63,556)
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,541	$(55,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	21,938	22,700
Impairment of oil and gas properties	3,074	55,377
Accretion of asset retirement obligations	2,986	15,093
Amortization of debt issue costs	1,592	2,818
Accretion of debt discount	146	128
Unrealized loss (gain) on derivative financial instruments	(381)	846
Gain on sale of assets	(34,551)	(35,791)
Provision on doubtful accounts	16	—
Gain on involuntary conversion of assets	—	(10,633)
Changes in operating assets and liabilities:
Accounts receivable	16,506	(8,638)
Escrow receivable, short term	(2,751)	—
Due from affiliates, net	—	324
Prepaid expenses and other assets	(1,713)	15,870
Other assets	162	254
Accounts payable and accrued liabilities	(20,782)	41,197
Gas imbalance	(881)	316
Settlement of asset retirement obligations	(10,676)	(17,476)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(15,774)	26,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(10,794)	(78,414)
Acquisition of oil and gas properties	—	(3,250)
Sale of oil and gas properties	45,606	52,580
Additions to property and equipment	(52)	(671)
Cash assumed in consolidation of Freedom Well Services, LLC	—	473
Proceeds received from insurance recovery	—	13,497
Deposits	—	25
Restricted cash	100	(686)
Escrow payments, net	(189)	(17,089)
Escrow released	26,251	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	60,922	(33,535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term notes	2,851	—
Payments on short term notes	(2,364)	(3,380)
Borrowing on bank debt	—	9,000
Payments on bank debt	(34,500)	(36,000)
Debt issuance costs	—	(1,302)
Contributions from members	—	50,000
Distributions to members	(14,000)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(48,013)	18,318
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,865)	11,438
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,227	1,383
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,362	$12,821
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$671	$11,512
NONCASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations relieved due to sale of properties	$(18,204)	$(22,999)
Increase in asset retirement due to revaluation	$—	$2,341
Paid-in-kind dividends on preferred equity and accrued distributions to members	$8,200	$7,826
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

Reclassifications: Certain reclassifications have been made to conform 2013 balances to our 2014 presentation. Such reclassifications had no effect on net income or cash flow.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).  The update provides guidance concerning the recognition and measurement of revenue from contracts with customers.  Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.  The update is effective for the Company beginning in calendar year 2017.  We are evaluating the impact this standard will have on our consolidated financial statements and related disclosures.
NOTE 2— LIQUIDITY, RISKS AND UNCERTAINTIES
               While cash flows were lower than previously projected primarily due to lower production and sales of assets in the 3rd and 4th quarters of 2013, we continued our development operations, in the second quarter of 2014, by supplementing our cash flows from operating activities with funds raised through divestiture of non-key assets.  Additionally, we significantly reduced our workforce and associated general and administrative expenses in connection with our down sized operations.
As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $110.0 million at June 30, 2014. The combination of restricted credit availability, lower production since the fourth quarter of 2013, settlement of our plugging and abandonment ("P&A") liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant cash reductions in the fourth quarter of 2013 and the first six months of 2014. To increase liquidity, we continue to stretch accounts payable, aggressively pursue accounts receivable and seek for opportunities to sell non-core assets. On March 17, 2014, our Credit Facility was paid in full.
Our primary use of capital has been for the development and exploitation of oil and natural gas properties as well as providing collateral to secure our P&A obligations. As we plug and abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. Also, our letters of credit with Capital One were backed entirely by cash were paid in full on June 8, 2014. We used these letters of credit to back our surety bonds for P&A obligations. We terminated the 100% cash-backed letters of credit and increased our collateral with the surety agencies in the second quarter of 2014 for P&A obligations.
Our capital budget may be adjusted in the future as business conditions warrant and the ultimate amount of capital we expend may fluctuate materially based on market conditions.
The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we can defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.
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
NOTE 3—OIL AND GAS PROPERTIES
The following table reflects capitalized costs related to our oil and gas properties:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(in thousands)
Proved properties	$406,828	$490,109
Accumulated depreciation, depletion, amortization and impairment	(253,174)	(293,973)
Oil and gas properties, net	$153,654	$196,136
The following table describes the changes to our asset retirement obligations (unaudited):

(in thousands)
Balance at December 31, 2013	$276,732
Liabilities relieved due to sale of properties	(18,204)
Liabilities settled	(10,676)
Accretion expense	2,986
Balance at June 30, 2014	250,838
Less: current portion	(26,746)
Total Long-Term Asset Retirement Obligations	$224,092
NOTE 4—ACQUISITIONS AND DIVESTITURES
On March 13, 2014 , the Company entered into a Purchase and Sale Agreement (the “PSA”) with a wholly owned subsidiary of Fieldwood Energy LLC (“Fieldwood”). Pursuant to the PSA, Fieldwood acquired all of the Company’s interest in one operated and 15 non-operated fields in the offshore Gulf of Mexico, for $50 million, prior to normal purchase price adjustments (the “Sale”). Refer to the PSA incorporated by reference herein as Exhibit 10.2 for a more detailed description of the terms of the Sale, including the fields that were sold. The Sale closed on March 17, 2014. Reflected in our June 30, 2014, consolidated financial statements is a preliminary gain of $34.6 million related to Fieldwood.
On March 26, 2013, we completed the sale of four fields to Renaissance Offshore, LLC for approximately $52.5 million prior to normal purchase price adjustments. The proceeds were used to reduce the amount borrowed under the Credit Facility. Reflected in our June 30, 2013, consolidated financial statements is a gain of $35.8 million.

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
At June 30, 2014, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) (unaudited)):

	Crude Oil				Natural Gas				Total
Period	Monthly Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Monthly Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
Swaps:			(in thousands)				(in thousands)		(in thousands)
7/14 - 12/14	15,000	65.00	(3,340)	(3,340)	—	—	—	—	(3,340)	(3,340)
7/14 - 7/14	11,845	88.80	(194)	(194)	39,283	4.09	(12)	(12)	(206)	(206)
8/14 - 8/14	13,165	88.80	(203)	(203)	34,246	4.09	(13)	(13)	(216)	(216)
9/14 - 9/14	16,235	88.80	(235)	(235)	29,753	4.09	(10)	(10)	(245)	(245)
10/14 - 10/14	15,605	88.80	(209)	(209)	28,635	4.09	(10)	(10)	(219)	(219)
11/14 - 11/14	18,525	88.80	(233)	(233)	27,081	4.09	(10)	(10)	(243)	(243)
12/14 - 12/14	22,526	88.80	(263)	(263)	34,114	4.09	(14)	(14)	(277)	(277)
1/15 - 1/15	—	—	—	—	27,838	4.09	(13)	(13)	(13)	(13)
2/15 - 2/15	—	—	—	—	24,461	4.09	(11)	(11)	(11)	(11)
3/15 - 3/15	—	—	—	—	26,443	4.09	(9)	(9)	(9)	(9)
7/14 - 7/14	29,944	87.85	(519)	(519)	20,112	4.19	(4)	(4)	(523)	(523)
8/14 - 8/14	29,068	87.85	(476)	(476)	39,283	4.19	(11)	(11)	(487)	(487)
9/14 - 9/14	23,498	87.85	(361)	(361)	34,246	4.19	(9)	(9)	(370)	(370)
10/14 -10/14	25,026	87.85	(359)	(359)	29,753	4.19	(7)	(7)	(366)	(366)
11/14 - 11/14	20,000	87.85	(270)	(270)	28,635	4.19	(8)	(8)	(278)	(278)
12/14 -12/14	31,000	87.85	(389)	(389)	27,081	4.19	(9)	(9)	(398)	(398)
1/15 - 1/15	—	—	—	—	34,114	4.19	(13)	(13)	(13)	(13)
2/15 - 2/15	—	—	—	—	27,838	4.19	(10)	(10)	(10)	(10)
3/15 - 3/15	—	—	—	—	24,461	4.19	(6)	(6)	(6)	(6)
7/14 - 7/14	30,279	100.72	(222)	(222)	245,330	4.47	17	17	(205)	(205)
8/14 - 8/14	29,835	100.72	(189)	(189)	223,294	4.47	2	2	(187)	(187)
9/14 - 9/14	32,336	100.72	(171)	(171)	207,094	4.47	6	6	(165)	(165)
10/14 - 10/14	31,438	100.72	(136)	(136)	202,612	4.47	7	7	(129)	(129)
11/14 - 11/14	30,808	100.72	(111)	(111)	186,296	4.47	1	1	(110)	(110)
12/14 - 12/14	16,382	100.72	(52)	(52)	219,770	4.47	(13)	(13)	(65)	(65)
1/15 - 1/15	—	—	—	—	94,748	4.47	(10)	(10)	(10)	(10)
2/15 - 2/15	—	—	—	—	104,401	4.47	(8)	(8)	(8)	(8)
3/15 - 3/15	—	—	—	—	105,796	4.47	1	1	1	1
			(7,932)	(7,932)			(176)	(176)	(8,108)	(8,108)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands) (unaudited):

	Asset Derivatives		Liability Derivatives		Asset (Liability) Derivatives Total
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at June 30, 2014	Balance Sheet Location	Fair Value at June 30, 2014	Balance Sheet Location	Fair Value at June 30, 2014
Commodity Contracts	Derivative financial instruments		Derivative financial instruments		Derivative financial instruments
	Current	$34	Current	$(8,142)	Current	$(8,108)
	Non-current	—	Non-current	—	Non-current	—
Total derivative instruments		$34		$(8,142)		$(8,108)

	Asset Derivatives		Liability Derivatives		Asset (Liability) Derivatives Total
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at December 31, 2013
Commodity Contracts	Derivative financial instruments		Derivative financial instruments		Derivative financial instruments
	Current	$1,370	Current	$(9,828)	Current	$(8,458)
	Non-current	—	Non-current	(31)	Non-current	(31)
Total derivative instruments		$1,370		$(9,859)		$(8,489)
We have a netting agreement with our financial institution that permits net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and we routinely exercise our contractual right to offset realized gains against realized losses when settling with our derivative counterparty.
The effect of derivate instruments on our consolidated statements of operations was as follows (in thousands) (unaudited):

Derivatives Not Designated as Hedging Instruments under Accounting Guidance		Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Operations Location	2014	2013	2014	2013
Commodity Contracts	Realized (loss) gain on derivative financial instruments	$(4,366)	$(187)	$(8,858)	$152
Commodity Contracts	Unrealized (loss) gain on derivative financial instruments	(3)	5,383	381	(846)
Total derivative instruments		$(4,369)	$5,196	$(8,477)	$(694)
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
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands) (unaudited):

	Fair Value Measurements at June 30, 2014 Using Fair Value Hierarchy
	Fair Value as of June 30, 2014	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$34	$—	34	$—
	$34	$—	$34	$—
Liabilities
Oil and Natural Gas Derivatives	$(8,142)	$—	$(8,142)	$—
	$(8,142)	$—	$(8,142)	$—

	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$1,370	$—	$1,370	$—
	$1,370	$—	$1,370	$—
Liabilities
Oil and Natural Gas Derivatives	$(9,859)	$—	$(9,859)	$—
	$(9,859)	$—	$(9,859)	$—
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
As of June 30, 2014, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at June 30, 2014 was $149.5 million.
Fair Value on a Non-Recurring Basis
Oil and gas properties with a carrying value of $156.8 million were written down to their fair value of $153.7 million, resulting in an impairment charge of $2.2 million and $3.1 million for the three and six months ended June 30, 2014, which is recognized under “ Impairments of oil and gas properties” in the consolidated statements of operations. As of June 30, 2013, oil and gas properties with a carrying value of $279.4 million were written down to their fair value of $224.1 million, resulting in an impairment charge of $22.4 million and $55.3 million for the three and six months ended June 30, 2013, respectively. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 7—DEBT AND NOTES PAYABLE
Our debt and notes payable are summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
	(unaudited)
Senior Secured Revolving Credit Facility	$—	$34,500
13.75% Senior Secured Notes, net of discount	149,529	149,383
AFCO Credit Corporation-insurance note payable	—	—
Other debt	790	303
Total debt	150,319	184,186
Less: current portion	(759)	(257)
Total long-term debt	$149,560	$183,929
Senior Secured Revolving Credit Facility

Our Credit Facility was paid in full on March 17, 2014. As of June 30, 2014, we had zero borrowings outstanding in letters of credit issued under the Credit Facility. On June 8, 2014, our letters of credit were paid in full and terminated.
13.75% Senior Secured Notes
On November 23, 2010, we issued $150 million face value of 13.75% Notes discounted at 99.109% (the "Notes"). The net proceeds were used to repay all of the outstanding indebtedness under our prior revolving Credit Facility, to fund BOEM collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually in arrears, on June 1 and December 1 of each year, which commenced on June 1, 2011. The Notes will mature on December 1, 2015, at which time all principal then outstanding will be due. As of June 30, 2014, the recorded value of the Notes was $149.6 million, which includes the unamortized discount of $0.5 million. We incurred underwriting and debt issue costs of $7.2 million, which have been capitalized and are being amortized over the life of the Notes.
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

For a discussion of the pending cash tender offer to purchase all of the Notes, please see “Notes to Consolidated Financial Statements-Note 11-Subsequent Events” in this Form 10-Q.
The amounts of required principal payments based on our outstanding debt amounts as of June 30, 2014, were as follows:

Period Ending June 30,	(in thousands)
2015	$760
2016	150,030
2017	—
150,790
Unamortized discount on 13.75% Senior Secured Notes	(471)
Total debt	$150,319
NOTE 8- MEMBERS' DEFICIT
The Member Agreement (the “Agreement”) has four (Class A, B, C, and E) classes of members. Net income (loss) is allocated to the members in accordance with the terms set forth in the Agreement. The Agreement allows for preferred returns to certain members after internal rate of return and return of investment hurdles are met.
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50.0 million additional Class E Preferred Units (the “Class E Units”) and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. The Class E Units are recorded under "Preferred Units" and the Class B Units are included in "Members Deficit" in the consolidated balance sheets. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class D Preferred Units were recorded under "Preferred Units" in the consolidated balance sheets. The Class E Units had a preferred return of 20% per annum, which was set to increase to 36% on March 25, 2014. On March 24, 2014, AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. We obtained waivers to the Class E Preferred Units waiving the incremental preferred return. As a result of the waivers obtained, we issued Class E Units of approximately $8.2 million as paid-in-kind dividends as of June 30, 2014.
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
West Delta 32
We continue to go through the discovery phases of the civil litigation of the personal injury lawsuits filed as a result of the November 16, 2012, explosion and fire which occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana. At the time of the explosion, production on the platform had been shut in while crews of independent contractors performed maintenance and construction on the platform. Three workers died as a result of the explosion and subsequent fire, and others sustained varying degrees of personal injuries

Mediation occurred on June 19th and 20th, 2014 for these civil lawsuits in Houston, Texas, and was largely unsuccessful. One suit settled, but the remaining cases are still pending. For each proceeding, we are currently evaluating the plaintiff’s petitions and determining appropriate courses of response with the aid of outside legal counsel. These proceedings are at a preliminary stage; accordingly, we currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings. We intend to vigorously defend the Company in these proceedings.

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

The arbitration case involving GIS and Black Elk for unpaid invoices for services and materials provided by GIS (the “Invoice Arbitration”) is scheduled for hearing before a single arbitrator on December 1, 2014. The arbitration case for damages to the West Delta 32 Platform (the “Platform Arbitration”) is scheduled for hearing before a three-arbitrator panel on May 12, 2015. The arbitration proceeding initiated by Black Elk against Compass Engineering & Consultants, LLC for damages arising from the explosion of the WD-32 Platform has been abated pending resolution of Compass’ separate lawsuit filed in the United States District for the Western District of Louisiana seeking a declaration that it was not subjected to arbitration.

Vistar Oil Texas LLC Joint Venture

On April 16, 2014, Vistar Oil Texas LLC (“Vistar”) filed a petition against Black Elk in Harris County District Court. This suit alleges that Black Elk breached an Acquisition and Participation Agreement and a Joint Operating Agreement between the parties, primarily by failing to provide Vistar with the funds required to bring several wells into operation in Wilson County, Texas. Vistar alleges damages of approximately $6,500,000, certain lease acquisition costs and promissory note payments required to cover liens placed on the wells. Vistar further alleges that Black Elk is in breach by refusing to provide approximately $10,350,000 to Vistar to acquire additional property. This case is in the beginning stages of discovery.

Operating Leases
We lease office space and certain equipment under non-cancellable operating lease agreements that expire on various dates through 2020.
Approximate future minimum lease payments for operating leases at June 30, 2014 were as follows:

Period Ending June 30,	(in thousands)
2015	$3,973
2016	2,072
2017	1,808
2018	1,620
2019	1,530
Thereafter	2,326
$13,329

Escrow Accounts
Pursuant to the purchase agreement from W&T Offshore, Inc. (the “W&T Acquisition”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired in maximum aggregate amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of June 30, 2014, we have funded $19.5 million into the non-operating escrow account, leaving $11.7 million to be funded through May 1, 2017.
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
Pursuant to the purchase agreement for the Maritech acquisition, we are required to fund an escrow account (the “Maritech Escrow Account”), relating to the properties that were acquired, of $13.1 million to be used for future P&A costs that may be incurred on such properties. This escrow obligation was fully funded in February 2014.
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

NOTE 10—RELATED PARTY TRANSACTIONS
We pay for certain operating and general and administration expenses on behalf of Black Elk Energy, LLC. At both June 30, 2014 and December 31, 2013, we had receivables from Black Elk Energy, LLC in the amount of $273,430.

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
During 2011, we entered into a contribution agreement with Platinum. We also entered into additional contributions with (PPVA (Equity)) and the Platinum Group in 2013. Please see "Notes to Consolidated Financial Statements - Note 8 - Member's Deficit" in this Form 10-Q for additional discussion regarding member's contributions.
On May 28, 2013, FWS entered into an equipment lease agreement with Pea and Eigh Company, LLC (“Pea and Eigh”), a related party of Platinum. The lease began on July 1, 2013 and is payable in monthly installments of approximately $35,000, maturing on December 31, 2013, with an option to purchase the equipment for $1.5 million. As of June 30, 2014, we have not purchased all of the equipment. We currently have restricted cash of $0.6 million for the additional equipment to be purchased as well as advances due to Pea and Eigh, which is included in “Accounts payable and accrued expenses”.

NOTE 11—SUBSEQUENT EVENTS
Renaissance Sale
On July 10, 2014, we entered into a Purchase and Sale Agreement with Renaissance Offshore, LLC. Pursuant to the Purchase and Sale Agreement, Renaissance will acquire our interests, subject to certain exclusions, in nine fields, seven operated and two non-operated, in the offshore Gulf of Mexico, for $170 million in cash, subject to normal purchase price adjustments (the "Renaissance Sale"). Subject to customary closing conditions, the Renaissance Sale is expected to close in August 2014. The assets to be sold in the Renaissance Sale represent a significant amount of our cash flow, proved reserves and production.

Tender Offer and Consent Solicitation

On July 16, 2014, we commenced a cash tender offer to purchase all of the Notes on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated July 16, 2014. In conjunction with the tender offer, and on the terms and subject to the conditions set forth in the offer documents, we are soliciting consents of holders of the Notes to modify certain of the restrictive covenants contained in the indenture governing the Notes. The Offer and the Consent Solicitation are being made solely by means of the offer documents, which were made available to the holders of Notes. Under no circumstances shall this Quarterly Report on Form 10-Q constitute an offer to purchase or the solicitation of an offer to sell the Notes or a solicitation of consents to the proposed amendments.

Holders of Notes must validly tender their Notes at or before 5:00 p.m., Eastern Standard Time, on August 13, 2014 in order to be eligible to receive the offer consideration. The total consideration for each $1,000 principal amount of Notes purchased pursuant to the Offer will be $1,000 plus accrued and unpaid interest in respect of such purchased Notes from the last interest payment date to, but not including, the applicable payment date for the Notes.

The Offer and the Consent Solicitation are being made in connection with our proposed disposition of certain assets pursuant to the Renaissance Sale. The net proceeds of the Renaissance Sale will be used to fund our purchase of the Notes. If the amount required to purchase all Notes validly tendered before the expiration time (including all accrued and unpaid interest) exceeds the amount of net proceeds from the Renaissance Sale, the Notes validly tendered will be accepted and purchased on a pro rata basis according to the principal amount of Notes tendered by each tendering Holder.

Our obligation to accept for purchase and to pay for Notes validly tendered and not withdrawn pursuant to the tender offer is subject to the satisfaction or waiver, in our discretion, of certain conditions, including, among others, our receipt of consents from the holders of at least a majority in principal amount of the outstanding Notes to the proposed amendments and our receipt of aggregate proceeds in the Renaissance Sale of at least $100 million.

If consents from the holders of at least a majority in principal amount of the outstanding Notes have been validly received prior to the expiration time and the conditions to effectiveness have been satisfied or waived, we will enter into a Second Supplemental Indenture in order to effect the proposed amendments to the indenture. Among other things, the proposed amendments would:

•	allow us to apply the net proceeds from the Renaissance Sale to consummate the tender offer and to use any remaining proceeds from the Renaissance Sale to purchase our preferred equity;

•	permit the incurrence of indebtedness arising from the performance of our plugging and abandonment obligations and liens on our oil and gas properties to secure such indebtedness; and

•	remove the covenant prohibiting us from incurring aggregate capital expenditures in excess of 30% of Consolidated EBITDAX in any fiscal year.

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
Overview
We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. We seek to acquire and exploit properties with proved developed reserves, proved developed non-producing reserves and proved undeveloped reserves. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of June 30, 2014, we held an aggregate net interest in approximately 348,962 gross (193,185 net) acres under lease and had an interest in 658 gross wells, 107 of which are producing.
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
We have historically grown our business through third-party acquisitions, including the South Timbalier 8, in 2008, and West Cameron 66 acquisitions in 2008, the W&T acquisition in 2009, the Chroma and Nippon acquisitions in 2010 and the Maritech and Merit acquisitions in 2011.
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
From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three and six months ended June 30, 2014 and 2013 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Oil:
Average price before effects of hedges ($/Bbl)(1)	$104.77	$103.98	$102.87	$107.00
Average price after effects of hedges ($/Bbl)	86.84	101.43	89.59	104.21
Average price differentials(2)	1.71	9.84	1.98	12.78

Gas:
Average price before effects of hedges ($/Mcf)(1)	$4.83	$4.22	$5.05	$3.89
Average price after effects of hedges ($/Mcf)	4.79	4.46	4.87	4.23
Average price differentials(2)	0.24	0.20	0.18	0.13

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.

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
On May 22, 2014, we received a letter from BSEE expressing that BEOO completed all the items and elements described in our Performance Improvement Plan. The last remaining task list item is to notify the Lake Charles District upon completion of the Vermilion Block 369 A platform blasting and painting operations. We plan to meet this remaining task list. BSEE recognizes that BEOO has made safety enhancements and implemented changes to our oversight processes on our operated platforms. We plan to continue with cultivating a safety environment in an effort to mitigate risks in all operations as required by statute and regulation.

Additionally, BSEE will continue to regularly inspect our facilities and conduct compliance follow-up inspections to confirm correction of noncompliance issued since the beginning of 2014.

On June 5, 2014, BEEOO notified BSEE Lake Charles District of the completion of the last remaining item on the Performance Improvement Plan, i.e. Vermilion Block 369 platform blasting and painting operations, on June 4, 2014.

Capital Contributions
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units had a preferred return of 20% per annum, which was set to increase to 36% on March 25, 2014 (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). On March 24, 2014 AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. We obtained waivers to the Class E Preferred Units waiving the incremental preferred return. As a result of the waivers obtained, we issued an additional amount of Class E Units of approximately $8.2 million as paid-in-kind dividends as of June 30, 2014.

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
As of June 30, 2014, we had zero borrowings outstanding in letters of credit issued under this Credit Facility. Our letters of credit have been paid in full and terminated on June 8, 2014.
Revolving Credit Facility Waivers and Amendments
On March 17, 2014, our credit facility was paid in full.
Liquidity, Risks and Uncertainties
While cash flows were lower than previously projected primarily due to lower production and sales of assets in the third and fourth quarters of 2013, we continued our development operations, in the first quarter of 2014, by supplementing our cash flows from operating activities with funds raised through divestiture of non-key assets.  Additionally, we significantly reduced our workforce and associated general and administrative expenses to match our down sized operations.
As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $110.0 million at June 30, 2014. The combination of restricted credit availability, lower production since the fourth quarter of 2013, our drilling program, settlement of our P&A liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant cash reductions in the year 2013 and into the first quarter of 2014. To increase liquidity, we stretched accounts payable, aggressively pursued accounts receivable and sold non-core assets. We have worked closely with our vendors during this time and are working to normalize the age of accounts payables.
In 2013 we realized approximately $131.8 million in sales proceeds (subject to customary closing adjustments) which we used to reduce our credit facility and fund our 2013 capital expenditures. On March 17, 2014 our Credit Facility was paid in full.

Our primary use of capital has been for the development and exploitation of oil and natural gas properties as well as providing collateral to secure our P&A obligations. As we plug and abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. Our letters of credit with Capital One that were backed entirely by cash were paid in full on June 8, 2014. We used these letters of credit to back our surety bonds for P&A obligations. We terminated the 100% cash-backed letters of credit and increased our collateral with the surety agencies in the second quarter of 2014 for P&A obligations.

On July 10, 2014, we entered into a Purchase and Sale Agreement with Renaissance Offshore, LLC. Pursuant to the
Purchase and Sale Agreement, Renaissance will acquire our interests, subject to certain exclusions, in nine fields, seven operated and two non-operated, -in the offshore Gulf of Mexico, for $170 million in cash, subject to normal purchase price adjustments (the "Renaissance Sale"). Subject to customary closing conditions, the Renaissance Sale is expected to close in
August 2014. The assets to be sold in the Renaissance Sale represent a significant amount of our cash flow, proved reserves and production.

On July 16, 2014, we commenced a cash tender offer to purchase all of the Notes on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated July 16, 2014. In conjunction with the tender offer, and on the terms and subject to the conditions set forth in the offer documents, we are soliciting consents of holders of the Notes to modify certain of the restrictive covenants contained in the indenture governing the Notes. The Offer and the Consent Solicitation are being made solely by means of the offer documents, which were made available to the holders of Notes. Under no circumstances shall this Quarterly Report on Form 10-Q constitute an offer to purchase or the solicitation of an offer to sell the Notes or a solicitation of consents to the proposed amendments.

Holders of Notes must validly tender their Notes at or before 5:00 p.m., Eastern Standard Time, on August 13, 2014 in
order to be eligible to receive the offer consideration. The total consideration for each $1,000 principal amount of Notes purchased pursuant to the Offer will be $1,000 plus accrued and unpaid interest in respect of such purchased Notes from the last interest payment date to, but not including, the applicable payment date for the Notes.
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
The following table contains certain financial and operational data for each of the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average daily sales:
Oil (Bopd)	2,628	4,231	3,377	4,437
Natural gas (Mcfpd)	20,033	36,764	23,513	38,939
Plant products (Galpd)	17,094	24,741	18,659	28,419
Oil equivalents (Boepd)	6,374	10,947	7,740	11,604
Average realized prices(1):
Oil ($/Bbl)	$86.84	$101.43	$89.59	$104.21
Natural gas ($/Mcf)	4.79	4.46	4.87	4.23
Plant products ($/Gallon)	0.89	0.83	0.93	0.85
Oil equivalents ($/Boe)	53.23	56.03	56.13	56.14
Costs and Expenses:
Lease operating expense ($/Boe)	47.06	47.15	38.50	42.93
Production tax expense ($/Boe)	(0.05)	0.19	0.05	0.15
General and administrative expense ($/Boe)	9.44	9.42	9.09	8.87
Net (loss) income (in thousands)	(22,725)	(39,517)	9,541	(55,730)
Adjusted EBITDA(2) (in thousands)	1,511	2,407	18,505	8,902

(1)	Average realized prices presented give effect to our hedging.

(2)
Adjusted EBITDA is defined as net (loss) income before interest expense, net, surety and letter of credit fees, West Delta 32 costs, unrealized loss (gain) on derivative instruments, accretion of asset retirement obligations, depreciation, depletion, and amortization, impairment of oil and gas properties, gain on involuntary conversion of assets and loss (gain) on sale of assets. Adjusted EBITDA is not a measure of net loss or cash flows as determined by GAAP, and should not be considered as an alternative to net loss, operating loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We present Adjusted EBITDA because it is frequently used by securities analysts, investors and other interested parties in the evaluation of high-yield issuers, many of whom present Adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. A reconciliation table is provided below to illustrate how we derive Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net (loss) income	$(22,725)	$(39,517)	$9,541	$(55,730)
Adjusted EBITDA	$1,511	$2,407	$18,505	$8,902
Reconciliation of Net (loss) income to Adjusted EBITDA
Net (loss) income	$(22,725)	$(39,517)	$9,541	$(55,730)
Interest expense, net	5,957	6,218	12,151	12,481
Surety and letter of credit fees	1,952	2,380	3,484	4,559
West Delta 32 costs	11	3,847	247	—
Unrealized loss (gain) on derivative instruments	3	(5,383)	(381)	846
Accretion of asset retirement obligations	1,909	7,569	2,986	15,093
Depreciation, depletion and amortization	8,174	11,145	21,938	22,700
Impairment of oil and gas properties	2,161	22,414	3,074	55,377
Gain on involuntary conversion of assets	—	(8,250)	—	(10,633)
Provision for doubtful accounts	—	—	16	—
Loss (gain) on sale of assets	4,069	1,984	(34,551)	(35,791)
Adjusted EBITDA	$1,511	$2,407	$18,505	$8,902

The following table sets forth certain information with respect to oil and gas operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30, 2013
	2014	2013	Change	% Change	2014	2013	Change	% Change
PRODUCTION:
Oil (MBbl)	239	385	(146)	(38)%	611	803	(192)	(24)%
Natural gas (MMcf)	1,823	3,346	(1,523)	(46)%	4,256	7,048	(2,792)	(40)%
Plant products (MGal)	1,556	2,251	(695)	(31)%	3,377	5,144	(1,767)	(34)%
Total (MBoe)	580	996	(416)	(42)%	1,401	2,100	(699)	(33)%
REVENUES:
Oil sales	$25,057	$40,035	$(14,978)	(37)%	$62,881	$85,936	$(23,055)	(27)%
Natural gas sales	8,802	14,109	(5,307)	(38)%	21,474	27,445	(5,971)	(22)%
Plant product sales and other revenue	1,380	1,858	(478)	(26)%	3,133	4,375	(1,242)	(28)%
Realized (loss) gain on derivative financial instruments	(4,366)	(187)	(4,179)	2,235%	(8,858)	152	(9,010)	(5,928)%
Unrealized (loss) gain on derivative financial instruments	(3)	5,383	(5,386)	(100)%	381	(846)	1,227	(145)%
Other revenues	6,551	5,177	1,374	27%	13,388	9,300	4,088	44%
TOTAL REVENUES	37,421	66,375	(28,954)	(44)%	92,399	126,362	(33,963)	(27)%
OPERATING EXPENSES:
Lease operating	27,297	46,971	(19,674)	(42)%	53,940	90,173	(36,233)	(40)%
Production taxes	(28)	189	(217)	(115)%	69	316	(247)	(78)%
Workover	283	4,224	(3,941)	(93)%	618	6,284	(5,666)	(90)%
Depreciation, depletion and amortization	8,174	11,145	(2,971)	(27)%	21,938	22,700	(762)	(3)%
Impairment of oil and gas properties	2,161	22,414	(20,253)	(90)%	3,074	55,377	(52,303)	(94)%
General and administrative	5,473	9,388	(3,915)	(42)%	12,730	18,629	(5,899)	(32)%
Gain on involuntary conversion of asset	—	(8,250)	8,250	(100)%	—	(10,633)	10,633	(100)%
Accretion of asset retirement obligations	1,909	7,569	(5,660)	(75)%	2,986	15,093	(12,107)	(80)%
Loss (gain) on sale of assets	4,069	1,984	2,085	105%	(34,551)	(35,791)	1,240	(3)%
Other operating expenses	2,776	1,423	1,353	95%	5,350	2,413	2,937	122%
TOTAL OPERATING EXPENSES	52,114	97,057	(44,943)	(46)%	66,154	164,561	(98,407)	(60)%
(LOSS) INCOME FROM OPERATIONS	(14,693)	(30,682)	15,989	(52)%	26,245	(38,199)	64,444	(169)%
OTHER INCOME (EXPENSE):
Interest income	13	29	(16)	(55)%	36	51	(15)	(29)%
Miscellaneous expense	(2,035)	(2,564)	529	(21)%	(4,466)	(4,946)	480	(10)%
Interest expense	(6,010)	(6,300)	290	(5)%	(12,274)	(12,636)	362	(3)%
TOTAL OTHER EXPENSE, NET	(8,032)	(8,835)	803	(9)%	(16,704)	(17,531)	827	(5)%
NET (LOSS) INCOME	$(22,725)	$(39,517)	$16,792	(42)%	$9,541	$(55,730)	$65,271	(117)%
Production
Oil and natural gas production. Total oil, natural gas and plant product production of 580 MBoe decreased 416 MBoe, or 42%, and 1,401 MBoe decreased 699 MBoe, or 33%, during the three and six months ended June 30, 2014 compared to the same periods in 2013 as a result of asset sales, pipeline repairs, and natural decline.
Revenues
Total revenues. Total revenues for the three and six months ended June 30, 2014 of $37.4 million and $92.4 million decreased $28.9 million, or 44%, and $33.9 million, or 27% , respectively, over the comparable periods in 2013.
Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, decreased $19.4 million, or 31.7%, and $26.2 million, or 20.6%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease was primarily due to the impact of recent divestitures of properties and various gas pipeline shut partially offset by higher oil sales and the consolidation of Freedom Well Services, LLC.
We entered into certain oil and natural gas commodity derivative contracts in 2014 and 2013. We realized (losses) gains on these derivative contracts in the amounts of $(4.4) million and $(8.9) million for the three and six months ended June 30, 2014, respectively, and $(0.2) million and $0.2 million for the three and six months ended June 30, 2013, respectively. We recognized unrealized gains (losses) of $(3) thousand and $0.4 million for the three and six months ended June 30, 2014, respectively, and $5.4 million and $(0.8) million in the same periods of 2013.
Excluding hedges, we realized average oil prices of $104.77 per barrel and $102.87 per barrel and gas prices of $4.83 per Mcf and $5.05 per Mcf for the three and six months ended June 30, 2014, respectively. For the same periods in 2013, excluding hedges, we realized average oil prices of $103.98 per barrel and $107.00 per barrel and gas prices of $4.22 per Mcf and $3.89 per Mcf for the three and six months ended June 30, 2013, respectively. Oil prices were lower on a quarter and year-to-date basis that were partially offset by slightly higher gas prices compared to 2013. We expect commodity prices to remain volatile in the future.
Operating Expenses
Lease operating costs. Our lease operating costs for the three and six months ended June 30, 2014 were $27.3 million, or $47.06 per Boe, and $53.9 million, or $38.50 per Boe. For the three and six months ended June 30, 2013, our lease operating costs were $47.0 million, or $47.15 per Boe, and $90.2 million, or $42.93 per Boe, respectively. Lease operating expenses decreased by $19.7 million and $(36.2) million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of the 2013 Renaissance transaction and the recent Fieldwood transaction. The increase in cost per Boe during 2014 was primarily attributable to decreased production.
Workover costs. Our workover costs for the three and six months ended June 30, 2014 were $0.3 million and $0.6 million, a decrease of $3.9 million and $5.7 million compared to the second quarter of 2013, respectively. For the six months ended June 30, 2014, South Timbalier 8, Vermillin 369/370, South Pass 86/87/89, and East Cameron 334/335 were the primary workover expense projects.
Depreciation, depletion, amortization and impairment. DD&A expense was $8.2 million, or $14.09 per Boe, and $21.9 million, or $15.66 per Boe, for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, DD&A was $11.1 million, or $11.19 per Boe and $22.7 million, or $10.8 per Boe, respectively. The decrease in DD&A for the three and six months ended June 30, 2014 was a result of lower production and reduced asset basis as a result of the impairments recorded in 2014 and 2013. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded $2.2 millions and $3.1 million impairment for the three and six months ended June 30, 2014 and $22.4 million and $55.4 million in the same periods in 2013, respectively.
General and administrative expenses. G&A expense was $5.5 million, or $9.44 per Boe, and $12.7 million, or $9.09 per Boe, for the three and six months ended June 30, 2014, respectively, and $9.4 million, or $9.42 per Boe, and $18.6 million million, or $8.87 per Boe, for the same periods in 2013. The decrease in G&A expense for the three and months ended June 30, 2014 was primarily the result of headcount reductions, restructuring overhead and insurance contracts, and costs related to our consolidation of Freedom Well Services, LLC. G&A expense for the six month ended June 30, 2013 reflects a reclassification of surety fees from G&A expenses to miscellaneous expense.
Accretion expense. We recognized accretion expense of $1.9 million and $3.0 million for the three and six months ended June 30, 2014, respectively, compared to $7.6 million and $15.1 million for the three and six months ended June 30, 2013. The decrease in accretion expense is a result of P&A activity incurred during 2013 and the six months ended June 30, 2014, decreased asset retirement liability due to the sale of properties during 2013 and the three months ended March 31, 2014, and a revision to the discount rate used to calculate accretion. As the Company had fully funded our operating escrow accounts, we have prospectively adjusted the accretion rate to be reflective.
Gain on sale of assets. We recognized a loss (gain) on the sale $4.1 million and $(34.6) million for the three and six months ended June 30, 2014 related to the Apache settlement and the sale to Fieldwood Energy LLC (“Fieldwood”), respectively. Fieldwood acquired all of the Company’s interest in one operated and 15 non-operated fields in the offshore Gulf of Mexico, for $50 million, subject to normal purchase price adjustments. The Sale closed on March 17, 2014.
Other operating expenses. Other operating expenses of $2.8 million and $5.4 million for the three and six months ended June 30, 2014, compared to $1.4 million and $2.4 million for the three and six months ended June 30, 2013, increase was related to our consolidation of Freedom Well Services, LLC.
Miscellaneous expense. Miscellaneous expense is $2.0 million and $4.5 million for the three and six months ended June 30, 2014, compared to $2.6 million and $4.9 million for the three and six months ended June 30, 2013, respectively. Miscellaneous expense for the three and six months ended June 30, 2013 reflects reclassification of surety fees from G&A expense to miscellaneous expense. Miscellaneous expense for the three and six months ended June 30, 2014 reflects a decrease in surety and escrow fees and a settlement loss of $0.8 million incurred in the first quarter of 2013. The settlement loss of $0.8 million related to final settlement on outstanding accounts payable and accounts receivable between Black Elk Energy and Fieldwood, Apache and W&T Offshore.

Liquidity and Capital Resources
The combination of restricted credit availability, declining production since the fourth quarter of 2012, settlement of our plugging and abandonment (P&A) liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant reductions in cash beginning in the fourth quarter of 2012 and continuing throughout the second quarter of 2014.  To increase liquidity, we continue to stretch accounts payable, aggressively pursued accounts receivable and seek opportunities to divest non-core assets.  During the remainder of 2014, we expect to continue to sell non-core assets in an effort to improve our liquidity position.
As of June 30, 2014 our primary use of capital has been for exploitation of oil and natural gas properties as well as providing collateral to secure our P&A obligations. As we abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. Furthermore, we no longer use letters of credit to back our surety bonds for P&A obligations. Our surety bonds are now backed by the surety agencies.
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
At March 31, 2014, letters of credit in the aggregate amount of $66.6 million were outstanding under the Letter of Credit Facility. As of June 30, 2014, these letters of credit were paid in full and closed.
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
As of June 30, 2014, the recorded value of the Notes was $149.5 million, which includes the unamortized discount of $0.5 million.

Renaissance Sale

On July 10, 2014, we entered into a Purchase and Sale Agreement with Renaissance Offshore, LLC. Pursuant to the
Purchase and Sale Agreement, Renaissance will acquire our interests, subject to certain exclusions, in nine fields, seven operated and two non-operated, in the offshore Gulf of Mexico, for $170 million in cash, subject to normal purchase price adjustments (the "Renaissance Sale"). Subject to customary closing conditions, the Renaissance Sale is expected to close in
August 2014. The assets to be sold in the Renaissance Sale represent a significant amount of our cash flow, proved reserves and production.

Tender Offer and Consent Solicitation

On July 16, 2014, we commenced a cash tender offer to purchase all of the Notes on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated July 16, 2014. In conjunction with the tender offer, and on the terms and subject to the conditions set forth in the offer documents, we are soliciting consents of holders of the Notes to modify certain of the restrictive covenants contained in the indenture governing the Notes. The Offer and the Consent Solicitation are being made solely by means of the offer documents, which were made available to the holders of Notes. Under no circumstances shall this Quarterly Report on Form 10-Q constitute an offer to purchase or the solicitation of an offer to sell the Notes or a solicitation of consents to the proposed amendments.

Holders of Notes must validly tender their Notes at or before 5:00 p.m., Eastern Standard Time, on August 13, 2014 in order to be eligible to receive the offer consideration. The total consideration for each $1,000 principal amount of Notes purchased pursuant to the Offer will be $1,000 plus accrued and unpaid interest in respect of such purchased Notes from the last interest payment date to, but not including, the applicable payment date for the Notes.

The Offer and the Consent Solicitation are being made in connection with our proposed disposition of certain assets pursuant to the Renaissance Sale. The net proceeds of the Renaissance Sale will be used to fund our purchase of the Notes. If the amount required to purchase all Notes validly tendered before the expiration time (including all accrued and unpaid interest) exceeds the amount of net proceeds from the Renaissance Sale, the Notes validly tendered will be accepted and purchased on a pro rata basis according to the principal amount of Notes tendered by each tendering Holder.

Our obligation to accept for purchase and to pay for Notes validly tendered and not withdrawn pursuant to the tender offer is subject to the satisfaction or waiver, in our discretion, of certain conditions, including, among others, our receipt of consents from the holders of at least a majority in principal amount of the outstanding Notes to the proposed amendments and our receipt of aggregate proceeds in the Renaissance Sale of at least $100 million.

If consents from the holders of at least a majority in principal amount of the outstanding Notes have been validly received prior to the expiration time and the conditions to effectiveness have been satisfied or waived, we will enter into a Second

Supplemental Indenture in order to effect the proposed amendments to the indenture. Among other things, the proposed amendments would:

•	allow us to apply the net proceeds from the Renaissance Sale to consummate the tender offer and to use any remaining proceeds from the Renaissance Sale to purchase our preferred equity;

•	permit the incurrence of indebtedness arising from the performance of our plugging and abandonment obligations and liens on our oil and gas properties to secure such indebtedness; and

•	remove the covenant prohibiting us from incurring aggregate capital expenditures in excess of 30% of Consolidated EBITDAX in any fiscal year.

Member Contributions
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units had a preferred return of 20% per annum, which was set to increase on March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). On March 24, 2014 AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. We obtained waivers to the Class E Preferred Units waiving the incremental preferred return. As a result of the waivers obtained, we issued an additional amount of Class E Units of approximately $8.2 million as paid-in-kind dividends as of June 30, 2014.

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

Cash Flows
The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(15,774)	$26,655
Net cash provided by (used in) investing activities	60,922	(33,535)
Net cash (used in) provided by financing activities	(48,013)	18,318
Net (decrease) increase in cash and equivalents	$(2,865)	$11,438
Cash flows (used in ) provided by operating activities. Cash used in operating activities totaled $(15.8) million during the six months ended June 30, 2014 compared to $26.7 million provided by operating activities during the six months ended June 30, 2013. Significant components of net cash (used in) provided by operating activities during the six months ended June 30, 2014 included $(20.1) million of changes in operating assets and liabilities and $(5.2) million of non-cash items, primarily DD&A expense, impairment and accretion of asset retirement obligations partially offset by the net gain on sale of assets. Cash provided by operating activities in the comparable period of 2013 were attributed to changes in operating assets and liabilities and non-cash items, primarily DD&A expense, impairment and accretion of asset retirement obligations partially offset by the net loss, gain on sale of assets and gain on involuntary conversion of assets.
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
Cash flows (used in) provided by investing activities. Cash provided by investing activities was $60.9 million in the six months ended June 30, 2014 was primarily attributable to the sale to Fieldwood Energy LLC partially offset by additions to the oil and gas properties during the period and the funding of the future P&A obligations through escrow. Cash used in investing activities in the comparable period of 2013 were attributed to oil and gas property additions associated with the capital drilling program during the period and the funding of the future P&A obligations through escrow partially offset by the sale proceeds of the sale of four fields to Renaissance Offshore and proceeds received from insurance recovery for HI 443.
Cash flows (used in) provided by financing activities. Cash flows used in financing activities of $48.0 million in the six months ended June 30, 2014 were attributable to $34.5 million of payments on the Credit Facility and $14.0 million distribution to members. Cash flows provided by financing activities of $18.3 million ended June 30, 2013 were attributable to contributions from Platinum Group and PPVA and borrowings under the Credit Facility partially offset by payments on the Credit Facility and short-term notes.
Asset Retirement Obligations
As many as four times per year, we review and, to the extent necessary, revise our asset retirement obligation estimates. As of June 30, 2014, we had a decrease of $25.9 million in our asset retirement obligations primarily as a result of the asset sales to Fieldwood Energy, LLC and recognized $3 million in accretion expense. For the three and six months ended June 30, 2013, we decreased our assets retirement obligations primarily as a result of the sale of four fields to Renaissance Offshore, LLC and in P&A work performed in 2013.
At June 30, 2014 and December 31, 2013, we have total asset retirement obligations of $250.8 million and $276.7 million, respectively, and have funded approximately $231.0 million and $235.4 million, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of June 30, 2014 and December 31, 2013, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.

Contractual Obligations
We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at June 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$150,319	$759	$149,560	$—	$—
Interest on debt and notes payable	29,229	20,635	8,594	—	—
Operating leases (1)	13,329	3,973	3,880	3,150	2,326
Total contractual obligations	192,877	25,367	162,034	3,150	2,326
Other Obligations
Asset retirement obligations (2)	250,838	26,746	136,772	11,525	75,795
Total obligations (3)	$443,715	$52,113	$298,806	$14,675	$78,121

(1)	Consists of office space leases for our Texas and Louisiana offices and services provided in the office.

(2)	Asset retirement obligations will be partially funded via the escrow. The obligations reflected above are discounted.

(3)	Does not include Class E Cumulative Convertible Participating Preferred Units as they are contingently redeemable at the holders’ option.
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
Inflation and Changes in Prices
Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three and six months ended June 30, 2014, we received an average of $104.77 and $102.87 per barrel of oil and $4.83 and $5.05 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts, compared to $103.98 and $107.0 per barrel of oil and $4.22 and $3.89 per Mcf of natural gas, in the three and six months ended June 30, 2013, respectively. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our annualized production for the six months ended June 30, 2014, our annual revenue would increase or decrease by approximately $12.2 million for each $10.00 per barrel change in oil prices and $8.5 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our production for the six month ended June 30, 2013, our revenues would have increased or decreased by approximately $16.1 million for each $10.00 per barrel change in oil prices and $14.1 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.
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
At June 30, 2014, the fair value of our commodity derivatives included in our consolidated balance sheets represent a net current liability of $8.1 million. At December 31, 2013, the fair value of our commodity derivatives was approximately $8.5 million and $0.3 million, which were recorded as current liabilities and long-term liabilities, respectively. For the three and six months ended June 30, 2014, we realized net decrease in oil and natural gas revenues related to hedging transactions of approximately $4.4 million and $8.9 million, and (decreases) increases for the same periods in 2013 of ($0.2) and $0.2 million, respectively.

As of June 30, 2014, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
July 2014 - December 2014	Swap	15,000	$65.00
July 2014 - July 2014	Swap	11,845	$88.80
August 2014 - August 2014	Swap	13,165	$88.80
September 2014 - September 2014	Swap	16,235	$88.80
October 2014 - October 2014	Swap	15,605	$88.80
November 2014 - November 2014	Swap	18,525	$88.80
December 2014 - December 2014	Swap	22,526	$88.80
July 2014 - July 2014	Swap	29,944	$87.85
August 2014 - August 2014	Swap	29,068	$87.85
September 2014 - September 2014	Swap	23,498	$87.85
October 2014 - October 2014	Swap	25,026	$87.85
November 2014 - November 2014	Swap	20,000	$87.85
December 2014 - December 2014	Swap	31,000	$87.85
July 2014 - July 2014	Swap	30,279	$100.72
August 2014 - August 2014	Swap	29,835	$100.72
September 2014 - September 2014	Swap	32,336	$100.72
October 2014 - October 2014	Swap	31,438	$100.72
November 2014 - November 2014	Swap	30,808	$100.72
December 2014 - December 2014	Swap	16,382	$100.72

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
July 2014 - July 2014	Swap	39,283	$4.09
August 2014 - August 2014	Swap	34,246	$4.09
September 2014 - September 2014	Swap	29,753	$4.09
October 2014 - October 2014	Swap	28,635	$4.09
November 2014 - November 2014	Swap	27,081	$4.09
December 2014 - December 2014	Swap	34,114	$4.09
January 2015 - January 2015	Swap	27,838	$4.09
February 2015 - February 2015	Swap	24,461	$4.09
March 2015 - March 2015	Swap	26,443	$4.09
July 2014 - July 2014	Swap	20,112	$4.19
August 2014 - August 2014	Swap	39,283	$4.19
September 2014 - September 2014	Swap	34,246	$4.19
October 2014 - October 2014	Swap	29,753	$4.19
November 2014 - November 2014	Swap	28,635	$4.19
December 2014 - December 2014	Swap	27,081	$4.19
January 2015 - January 2015	Swap	34,114	$4.19
February 2015 - February 2015	Swap	27,838	$4.19
March 2015 - March 2015	Swap	24,461	$4.19
July 2014 - July 2014	Swap	245,330	$4.47
August 2014 - August 2014	Swap	223,294	$4.47
September 2014 - September 2014	Swap	207,094	$4.47
October 2014 - October 2014	Swap	202,612	$4.47
November 2014 - November 2014	Swap	186,296	$4.47
December 2014 - December 2014	Swap	219,770	$4.47
January 2015 - January 2015	Swap	94,748	$4.47
February 2015 - February 2015	Swap	104,401	$4.47
March 2015 - March 2015	Swap	105,796	$4.47

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements—Note 5—Derivative Instruments” in this Form 10-Q.
Credit Risk

We monitor our risk of loss associated with non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables, which totaled $16.4 million at June 30, 2014 and $17.0 million at December 31, 2013. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries, the receivables totaled $23.1 million at June 30, 2014 and $35.2 million at December 31, 2013. We also have credit risk associated with our financially settled crude oil and natural gas swaps. As of June 30, 2014, all of our swaps were with BP Energy Company as the counterparty.
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

As required by Rule 15d-15(b) under the Exchange Act, management annually reviews our accounting policies and practices, and as a result of such review, identified it had an ineffective financial reporting process and inconsistent review of certain routine accrual calculations and journal entries. As a result of these material weaknesses (as further discussed below), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014 were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Notwithstanding the material weaknesses further discussed below, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this evaluation, management used the criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with such evaluation, our management identified material weaknesses in our control environment based on the criteria established in the 1992 Internal Control-Integrated Framework issued by the COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

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

On May 22, 2014, we received a letter from BSEE expressing that BEOO completed all the items and elements described in our Performance Improvement Plan. The last remaining task list item is to notify the Lake Charles District upon completion of the Vermilion Block 369 A platform blasting and painting operations. We plan to meet this remaining task list. BSEE recognizes that BEOO has made safety enhancements and implemented changes to our oversight processes on our operated platforms. We plan to continue with cultivating a safety environment and effort to mitigate risks in all operations as required by statute and regulation.

Additionally, BSEE will continue to regularly inspect our facilities and conduct compliance follow-up inspections to confirm correction of Noncompliance issued since the beginning of 2014.

On June 5, 2014, BEEOO notified BSEE Lake Charles District of the completion of the last remaining item on the
Performance Improvement Plan, i.e. Vermilion Block 369 platform blasting and painting operations, on June 4, 2014.

Civil Litigation. As of August 14, 2014, several civil lawsuits have been filed as a result of the West Delta 32 Incident. The lawsuits that were filed in Texas have been transferred to the United States District Court for the Eastern District of Louisiana, and all cases have been consolidated for discovery purposes in that Court. The first plaintiff’s case will be tried in either December of 2014 or January of 2015. All civil cases filed as a result of the West Delta 32 Incident are being defended by insurance defense counsel. We believe we have strong defenses and cross-claims and intend to defend ourselves vigorously.

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
The arbitrations cases involving GIS and Black Elk for unpaid invoices for services and materials provided by GIS (the “Invoice Arbitration”) is scheduled for hearing before a single arbitrator on December 1, 2014.The arbitration case for damages to the West Delta 32 Platform (the “Platform Arbitration”) is scheduled for hearing before a three-arbitrator panel on May 12, 2015. The arbitration proceeding initiated by Black Elk against Compass Engineering & Consultants, LLC for damages arising from the explosion of the WD-32 Platform has been abated pending resolution of Compass’ separate lawsuit filed in the United States District for the Western District of Louisiana seeking a declaration that it was not subjected to arbitration.

On April 16, 2014, Vistar Oil Texas LLC (“Vistar”) filed a petition against Black Elk in Harris County District Court. This suit alleges that Black Elk breached an Acquisition and Participation Agreement and a Joint Operating Agreement between the parties, primarily by failing to provide Vistar with the funds required to bring several wells into operation in Wilson County, Texas. Vistar alleges damages of approximately $6,500,000, certain lease acquisition costs and promissory note payments required to cover liens placed on the wells. Vistar further alleges that Black Elk is in breach by refusing to provide approximately $10,350,000 to Vistar to acquire additional property. This case has just begun discovery. We believe we have strong potential defenses and counterclaims, and intend to defend ourselves vigorously.

Other Regulatory Items. We are party to various other litigation matters arising in the ordinary course of business. We do not believe the outcome of these disputes or legal actions will have a material adverse effect on our financial statements.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our 2013 Form 10-K and the risk factor set forth below. The risks described in the 2013 Form 10-K and below could materially and adversely affect our business, financial condition, cash flows, and results of operations. Except as set forth below, there have been no material changes to the risks described in the 2013 Form 10-K. We may experience additional risks and uncertainties not currently known to us, or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

The oil and gas properties to be sold in the Renaissance Sale represent a significant amount of our cash flow, proved reserves and production. Our ability to make payments on the Notes and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations to service the Notes that are not purchased pursuant to the tender offer for the Notes, or that future borrowings will be available to us in an amount sufficient to enable us to make payments on such Notes or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service the Notes, we may be required to:

•	refinance all or a portion of the Notes;

•	obtain additional financing;

•	sell some of our assets or operations; reduce or delay capital expenditures, research and development efforts and acquisitions; or

•	revise or delay our strategic plans.

However, we cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that implementing any such alternative financing plans would allow us to meet our payment obligations under the Notes. Our inability to generate sufficient cash flow to satisfy our payment obligations under the Notes or to obtain alternative financings, could materially and adversely affect our business, financial condition, results of operations and prospects.

If we default on the remaining Notes, holders of the Notes will be secured only to the extent of the value of the assets underlying their security interest. To prevent foreclosure, we may be motivated to commence voluntary bankruptcy proceedings or holders of Notes or various other interested persons may be motivated to institute bankruptcy proceedings against us. The commencement of such bankruptcy proceedings would expose the holders to additional risks, including additional restrictions on exercising rights against collateral. To the extent that the claims of the holders exceed the value of the assets securing the Notes and other liabilities, those claims will rank equally with the claims of the holders of any outstanding senior unsecured indebtedness. As a result, if the value of the assets pledged as security for the Notes and other liabilities is less than the value of the claims of the holders and other liabilities, those claims may not be satisfied in full before the claims of our unsecured creditors are paid.

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

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC (Registrant)

Date:	August 14, 2014	By:	/s/ Jeff Shulse
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