Form 10-Q
period 2014-09-30
Black Elk Energy Offshore Operations, LLC
filed 2014-11-19
CIK 1518909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-174226

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC
(Exact name of registrant as specified in its charter)

Texas	38-3769404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 South Gessner Road, Suite 215 Houston, Texas	77063
(Address of principal executive offices)	(Zip Code)
(832) 379-2300
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 19, 2014, there were 1,361,300 Class A Units, 114,277,308.5 Class B Units, 12,031,250 Class C Units and 7,935,670 Class E Units issued and outstanding.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2014

(i)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,467	$6,227
Restricted cash	675	775
Accounts receivable, net of allowance for doubtful accounts of $826 and $811 at September 30, 2014 and December 31, 2013, respectively	29,452	61,747
Due from affiliates	273	273
Prepaid expenses and other current assets	6,811	7,109
Current portion of escrow for abandonment costs	25,872	21,976
Derivative assets	270	1,370
TOTAL CURRENT ASSETS	68,820	99,477
OIL AND GAS PROPERTIES, successful efforts method of accounting, net of accumulated depreciation, depletion, amortization and impairment of $217,526 and $293,973 at September 30, 2014 and December 31, 2013, respectively	43,200	196,136
OTHER PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,112 and $5,350 at September 30, 2014 and December 31, 2013, respectively	2,962	4,862
OTHER ASSETS
Debt issue costs, net	557	1,488
Asset retirement obligation escrow receivable	20,348	20,348
Escrow for abandonment costs, net of current portion	196,262	235,473
Other assets	7,548	7,830
TOTAL OTHER ASSETS	224,715	265,139
TOTAL ASSETS	$339,697	$565,614
LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$96,366	$155,880
Derivative liabilities	1,179	9,828
Asset retirement obligations	32,839	43,109
Current portion of debt and notes payable	340	257
TOTAL CURRENT LIABILITIES	130,724	209,074
LONG-TERM LIABILITIES
Gas imbalance payable	727	1,888
Derivative liabilities	—	31
Asset retirement obligations, net of current portion	162,661	233,623
Debt, net of current portion, net of unamortized discount of $398 and $617 at September 30, 2014 and December 31, 2013, respectively	138,192	183,929
TOTAL LONG-TERM LIABILITIES	301,580	419,471
TOTAL LIABILITIES	432,304	628,545
CLASS E PREFERRED UNITS	7,936	109,744
COMMITMENTS AND CONTINGENCIES
MEMBERS’ DEFICIT	(100,543)	(172,675)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$339,697	$565,614
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Oil sales	$7,811	$50,479	$70,692	$136,415
Natural gas sales	4,718	12,600	26,192	40,046
Plant product sales	(101)	1,457	3,032	5,831
Gain (loss) on derivative financial instruments	4,883	(7,868)	(3,593)	(8,562)
Other revenues	2,441	7,089	15,830	16,389
TOTAL REVENUES	19,752	63,757	112,153	190,119
OPERATING EXPENSES:
Lease operating	12,744	51,168	66,753	141,657
Workover	1,431	1,028	2,050	7,312
Depreciation, depletion and amortization	2,537	10,027	24,476	32,727
Impairment of oil and gas properties	11,395	402	14,469	55,779
General and administrative	8,901	9,621	21,630	28,250
Gain on involuntary conversion of asset	—	(7,194)	—	(17,827)
Accretion of asset retirement obligations	551	4,458	3,536	19,551
(Gain) loss on sale of assets	(98,526)	424	(133,077)	(35,367)
Other operating expenses	1,062	2,704	6,413	5,117
TOTAL OPERATING EXPENSES	(59,905)	72,638	6,250	237,199
INCOME (LOSS) FROM OPERATIONS	79,657	(8,881)	105,903	(47,080)
OTHER INCOME (EXPENSE):
Interest income	10	30	45	81
Miscellaneous expense	(1,312)	(2,674)	(5,778)	(7,620)
Interest expense	(5,459)	(6,890)	(17,733)	(19,526)
TOTAL OTHER EXPENSE, NET	(6,761)	(9,534)	(23,466)	(27,065)
NET INCOME (LOSS)	72,896	(18,415)	82,437	(74,145)
LESS: PREFERRED UNIT DIVIDENDS	$2,033	$4,755	$10,233	$12,581
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNIT HOLDERS	$70,863	$(23,170)	$72,204	$(86,726)
The accompanying notes are an integral part of these consolidated financial statements.

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82,437	$(74,145)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	24,476	32,727
Impairment of oil and gas properties	14,469	55,779
Accretion of asset retirement obligations	3,536	19,551
Amortization of debt issue costs	4,520	4,595
Accretion of debt discount	219	195
Loss on derivative financial instruments	3,593	8,562
Settlement of derivative financial instruments	(11,174)	(2,573)
Gain on sale of assets	(133,077)	(35,367)
Provision on doubtful accounts	16	308
Gain on involuntary conversion of assets	—	(17,827)
Changes in operating assets and liabilities:
Accounts receivable	31,370	(13,086)
Escrow receivable, short term	(29,525)	—
Due from affiliates, net	—	74
Prepaid expenses and other assets	(3,290)	16,440
Other assets	310	464
Accounts payable and accrued liabilities	(36,290)	74,560
Gas imbalance	(1,198)	(16)
Settlement of asset retirement obligations	(17,717)	(41,512)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(67,325)	28,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(11,150)	(112,719)
Acquisition of oil and gas properties	—	(3,250)
Sale of oil and gas properties	170,698	65,741
Additions to property and equipment	(10)	(683)
Cash assumed in consolidation of Freedom Well Services, LLC	—	473
Proceeds received from insurance recovery	—	23,837
Deposits	—	(9)
Restricted cash	100	(694)
Escrow payments, net	5,817	(23,394)
Escrow released	59,024	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	224,479	(50,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term notes	2,818	348
Payments on short term notes	(2,758)	(3,827)
Borrowing on bank debt	—	23,168
Payments on bank debt	(45,933)	(40,168)
Debt issuance costs	—	(2,249)
Contributions from members	—	50,000
Distributions to members	(112,041)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(157,914)	27,272
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(760)	5,303
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,227	1,383
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,467	$6,686
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,983	$11,773
NONCASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations relieved due to sale of properties	$(67,051)	$(22,999)
Increase in asset retirement due to revaluation	$—	$2,341
Paid-in-kind dividends on preferred equity and accrued distributions to members	$10,233	$12,581
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

Reclassifications: Certain reclassifications have been made to conform 2013 balances to our 2014 presentation. Such reclassifications had no effect on net income (loss) or cash flow.
Principles of Consolidation: The consolidated financial statements include the accounts of Black Elk Energy Offshore Operations, LLC and our wholly-owned subsidiaries, Black Elk Energy Land Operations, LLC and Black Elk Energy Finance Corp. Effective January 1, 2013, in accordance with accounting guidelines for consolidation of variable interest entities, we consolidated Freedom Well Services, LLC (“FWS”), as we determined that we are the primary beneficiary of FWS and will have the power to direct the activities of FWS. All material inter-company accounts and transactions have been eliminated in consolidation.
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
Recent Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 narrows the definition of “discontinued operations” to dispositions that represent a strategic shift that has or will have a significant impact on the entity’s operations and financial results. The ASU requires additional disclosures regarding assets and liabilities held for sale, and income and losses, including gain or loss on sale, and cash flows from discontinued operations. In addition, the ASU requires disclosures for disposals of individually significant components of the business which do not qualify as discontinued operations, including general information about the disposition and disclosure of the pretax profit or loss from the component for the period of disposal and all comparable historic periods presented. ASU 2014-08 is effective for all fiscal years beginning after December 15, 2014, and can be adopted early for certain asset dispositions and reclassifications of assets from “held and used” to “held for sale.” We are evaluating the impact this standard will have on our consolidated financial statements and related disclosures.
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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for annual financial statement starting period ending December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN CONSIDERATION

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2014, the Company had a net working capital deficit of approximately $61.9 million and a members' deficit of approximately $100.5 million. The net working capital deficit at September 30, 2014 is primarily the result of the Company's accounts payable and accrued expenses of $96.3 million. Additionally, the Company’s 13.75% Senior Secured Notes will mature in December 2015 (see “Note 8 - Debt and Notes Payable” for further discussion). We cannot assure that the Company will generate sufficient cash flow from operations to service the remaining Notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Our primary cash flow for the first nine months of 2014 was from divestiture of assets (see “Note 5 - Acquisitions and Divestitures” for further discussion). The combination of restricted credit availability, lower production since the fourth quarter of 2013, settlement of our plugging and abandonment ("P&A") liabilities and additional collateral requirements related to our surety bonds that secure our P&A obligations led to significant cash reductions in the fourth quarter of 2013 and the first nine months of 2014. To increase liquidity, we continue to manage accounts payable, aggressively pursue accounts receivable and seek opportunities to sell non-core assets.
Our primary use of capital has been for collateral to secure our P&A obligations. As we plug and abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. On August 15, 2014, the Company closed the sale of seven operated and one non-operated assets to Renaissance Offshore, LLC (the “Renaissance Sale”). The net proceeds of the Renaissance Sale were used primarily to fund our purchase of the Notes validly tendered and not withdrawn pursuant to the tender offer on July 16, 2014 and to re-purchase Series E preferred units.

The Company may continue to liquidate additional oil and natural gas properties to meet its liquidity needs; however, there is no certainty that this would generate the cash necessary to meet our obligation. Additionally, this could affect the Company’s long-term strategic plan and require the Company to liquidate certain oil and gas properties at an amount less than would normally be achieved if sold in the ordinary course of business (see “Note 3 - Liquidity, Risks and Uncertainties” for further discussion).

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Item1A. Risk Factors for detail discussions of our risk factors.

NOTE 3— LIQUIDITY, RISKS AND UNCERTAINTIES
                  The Company currently faces significant challenges with our cash flow and our need to pay for operating expenses, including our debt service obligations. The Company's cash position raises substantial doubt about the Company's ability to continue as a going concern. We will need to seek additional working capital through the sale of equity or assets and potentially refinance our debt in an effort to improve our liquidity position.
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
NOTE 4—OIL AND GAS PROPERTIES
The following table reflects capitalized costs related to our oil and gas properties:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(in thousands)
Proved properties	$260,726	$490,109
Accumulated depreciation, depletion, amortization and impairment	(217,526)	(293,973)
Oil and gas properties, net	$43,200	$196,136
The following table describes the changes to our asset retirement obligations (unaudited):

(in thousands)
Balance at December 31, 2013	$276,732
Liabilities settled	(17,717)
Liabilities relieved due to sale of properties	(67,051)
Accretion expense	3,536
Balance at September 30, 2014	195,500
Less: current portion	(32,839)
Total Long-Term Asset Retirement Obligations	$162,661
NOTE 5—ACQUISITIONS AND DIVESTITURES

On August 15, 2014, the Company closed the sale of seven operated and one non-operated assets to Renaissance Offshore, LLC (the “Renaissance Sale”). After customary purchase price adjustments, the Company received $125.1 million in net proceeds from the Renaissance Sale. The assets sold in the Renaissance Sale represent a significant amount of the Company’s cash flow, proved reserves and production. Reflected in our September 30, 2014 consolidated financial statements is a preliminary gain of $98.5 million related to the Renaissance sale. The net proceeds of the Renaissance Sale was used primarily to fund our purchase of the Notes validly tendered and not withdrawn pursuant to the tender offer on August 13, 2014 and to re-purchase Series E preferred units.
On March 13, 2014 , the Company entered into a Purchase and Sale Agreement (the “PSA”) with a wholly owned subsidiary of Fieldwood Energy LLC (“Fieldwood”). Pursuant to the PSA, Fieldwood acquired all of the Company’s interest in one operated and 15 non-operated fields in the offshore Gulf of Mexico, for $50 million, prior to normal purchase price adjustments (the “Sale”). The Sale closed on March 17, 2014. Reflected in our September 30, 2014 consolidated financial statements is a preliminary gain of $34.5 million related to Fieldwood.
On March 26, 2013, we completed the sale of four fields to Renaissance Offshore, LLC for approximately $52.5 million prior to normal purchase price adjustments. The proceeds were used to reduce the amount borrowed under the Credit Facility. Reflected in our September 30, 2013 consolidated financial statements is a gain of $35.8 million.

NOTE 6—DERIVATIVE INSTRUMENTS
We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. We use financially settled crude oil and natural gas swaps. With a swap, the counterparty is required to make a payment to us if the settlement price for a settlement period is below the hedged price for the transaction, and we are required to make a payment to the counter-party if the settlement price for any settlement period is above the hedged price for the transaction. We elected not to designate any of our derivative contracts as qualifying hedges for financial reporting purposes, therefore all of the derivative instruments are categorized as standalone derivatives and are being marked-to-market with “Unrealized (loss) gain on derivative financial instruments” recorded in the consolidated statements of operations.
At September 30, 2014, we had the following contracts outstanding (Asset (Liability) and Fair Value Gain (Loss) (unaudited)):

	Crude Oil				Natural Gas				Total
Period	Monthly Volume (Bbls)	Contract Price ($/Bbl)	Asset (Liability)	Fair Value Gain (Loss)	Monthly Volume (MMBtu)	Contract Price ($/MMBtu)	Asset (Liability)	Fair Value Gain (Loss)	Asset (Liability)	Fair Value Gain (Loss)
Swaps:			(in thousands)				(in thousands)		(in thousands)
10/14 - 12/14	15,000	65.00	$(1,122)	$(1,122)	—	—	$—	$—	$(1,122)	$(1,122)
10/14 - 10/14	5,525	87.75	(17)	(17)	28,635	4.09	3	3	(14)	(14)
11/14 - 11/14	5,525	87.75	(13)	(13)	27,081	4.09	(1)	(1)	(14)	(14)
12/14 - 12/14	5,525	87.75	(10)	(10)	34,114	4.09	(3)	(3)	(13)	(13)
1/15 - 1/15	—	—	—	—	27,838	4.09	(4)	(4)	(4)	(4)
2/15 - 2/15	—	—	—	—	24,461	4.09	(4)	(4)	(4)	(4)
3/15 - 3/15	—	—	—	—	26,443	4.09	(2)	(2)	(2)	(2)
10/14 -10/14	—	—	—	—	29,753	4.19	6	6	6	6
11/14 - 11/14	—	—	—	—	28,635	4.19	2	2	2	2
12/14 -12/14	—	—	—	—	27,081	4.19	—	—	—	—
1/15 - 1/15	—	—	—	—	34,114	4.19	(2)	(2)	(2)	(2)
2/15 - 2/15	—	—	—	—	27,838	4.19	(1)	(1)	(1)	(1)
3/15 - 3/15	—	—	—	—	24,461	4.19	1	1	1	1
10/14 - 10/14	—	—	—	—	192,799	4.47	94	94	94	94
11/14 - 11/14	—	—	—	—	186,296	4.47	64	64	64	64
12/14 - 12/14	—	—	—	—	189,992	4.47	52	52	52	52
1/15 - 1/15	—	—	—	—	58,684	4.47	12	12	12	12
2/15 - 2/15	—	—	—	—	68,337	4.47	15	15	15	15
3/15 - 3/15	—	—	—	—	69,732	4.47	21	21	21	21
			$(1,162)	$(1,162)			$253	$253	$(909)	$(909)

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands) (unaudited):

	Asset Derivatives		Liability Derivatives		Asset (Liability) Derivatives Total
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at September 30, 2014	Balance Sheet Location	Fair Value at September 30, 2014	Balance Sheet Location	Fair Value at September 30, 2014
Commodity Contracts	Derivative financial instruments		Derivative financial instruments		Derivative financial instruments
	Current	$270	Current	$(1,179)	Current	$(909)
	Non-current	—	Non-current	—	Non-current	—
Total derivative instruments		$270		$(1,179)		$(909)

	Asset Derivatives		Liability Derivatives		Asset (Liability) Derivatives Total
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Balance Sheet Location	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at December 31, 2013
Commodity Contracts	Derivative financial instruments		Derivative financial instruments		Derivative financial instruments
	Current	$1,370	Current	$(9,828)	Current	$(8,458)
	Non-current	—	Non-current	(31)	Non-current	(31)
Total derivative instruments		$1,370		$(9,859)		$(8,489)
We have a netting agreement with our financial institution that permits net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and we routinely exercise our contractual right to offset realized gains against realized losses when settling with our derivative counter-party.
The effect of derivate instruments on our consolidated statements of operations was as follows (in thousands) (unaudited):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under Accounting Guidance	Statements of Operations Location	2014	2013	2014	2013
Realized Commodity Contracts	Gain (loss) on derivative financial instruments	$(2,316)	$(2,725)	$(11,174)	$(2,573)
Unrealized Commodity Contracts	Gain (loss) on derivative financial instruments	7,199	(5,143)	7,581	(5,989)
Total derivative instruments		$4,883	$(7,868)	$(3,593)	$(8,562)
NOTE 7—FAIR VALUE MEASUREMENTS
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
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands) (unaudited):

	Fair Value Measurements at September 30, 2014 Using Fair Value Hierarchy
	Fair Value as of September 30, 2014	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$270	$—	$270	$—
	$270	$—	$270	$—
Liabilities
Oil and Natural Gas Derivatives	$(1,179)	$—	$(1,179)	$—
	$(1,179)	$—	$(1,179)	$—

	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets
Oil and Natural Gas Derivatives	$1,370	$—	$1,370	$—
	$1,370	$—	$1,370	$—
Liabilities
Oil and Natural Gas Derivatives	$(9,859)	$—	$(9,859)	$—
	$(9,859)	$—	$(9,859)	$—
We estimated the fair value of derivative instruments using internally-developed models that use as their basis readily observable market parameters.
The determination of the fair values above incorporates various factors required under accounting guidance for fair value measurements. These factors include not only the impact of our nonperformance risk but also the credit standing of the counter-parties involved in our derivative contracts.
As of September 30, 2014, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximated their carrying value due to their short-term nature. The estimated fair value of our debt was primarily based on quoted market prices as well as prices for similar debt based on recent market transactions. The fair value of debt at September 30, 2014 was $121.5 million.
Fair Value on a Non-Recurring Basis
Oil and gas properties with a carrying value of $57.7 million were written down to their fair value of $43.2 million, resulting in an impairment charge of $11.4 million and $14.5 million for the three and nine months ended September 30, 2014, which is recognized under “ Impairment of oil and gas properties” in the consolidated statements of operations. As of September 30, 2013, oil and gas properties with a carrying value of $290.7 million were written down to their fair value of $234.9 million, resulting in an impairment charge of $0.4 million and $55.8 million for the three and nine months ended September 30, 2013, respectively. The impairment analysis is based on the estimated discounted future cash flows for those properties. Significant Level 3 assumptions used in the calculation of estimated discounted cash flows included our estimate of future oil and gas prices, production costs, development expenditures, estimated quantities and timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

NOTE 8—DEBT AND NOTES PAYABLE
Our debt and notes payable are summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
	(unaudited)
Senior Secured Revolving Credit Facility	$—	$34,500
13.75% Senior Secured Notes, net of discount	138,169	149,383
Other debt	363	303
Total debt	138,532	184,186
Less: current portion	(340)	(257)
Total long-term debt	$138,192	$183,929
Senior Secured Revolving Credit Facility

Our Credit Facility was paid in full on March 17, 2014. As of September 30, 2014, we had zero borrowings outstanding in letters of credit issued under the Credit Facility. Our letters of credit were paid in full and terminated on June 8, 2014.
13.75% Senior Secured Notes
On November 23, 2010, we issued $150 million face value of 13.75% Notes discounted at 99.109% (the "Notes"). The net proceeds were used to repay all of the outstanding indebtedness under our prior revolving Credit Facility, to fund BOEM collateral requirements, and to prefund our escrow accounts. We pay interest on the Notes semi-annually in arrears, on June 1 and December 1 of each year, which commenced on June 1, 2011. The Notes will mature on December 1, 2015, at which time all principal then outstanding will be due. As of September 30, 2014, the recorded value of the Notes was $138.2 million, which includes the unamortized discount of $0.4 million. We incurred underwriting and debt issue costs of $7.2 million, which have been capitalized and are being amortized over the life of the Notes.
The Notes are secured by a security interest in our and the guarantors’ assets (excluding the W&T Escrow Accounts (as defined below)).
We have the right to redeem the Notes under various circumstances. If we experience a change of control, the holders of the Notes may require us to repurchase the Notes at 101% of the principal amount thereof, plus accrued unpaid interest. We also have an optional redemption in which we may redeem up to 35% of the aggregate principal amount of the Notes at a price equal to 110% of the principal amount, plus accrued interest and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings until December 1, 2013. From December 1, 2013 until December 1, 2014, we may redeem some or all of the Notes at an initial redemption price equal to par value plus one-half the coupon which equals 106.875% plus accrued and unpaid interest to the date of the redemption. On or after December 1, 2014, we may redeem some or all of the Notes at a redemption price equal to par plus accrued and unpaid interest to the date of redemption.
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

On July 16, 2014, each of Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. announced that it has commenced a cash tender offer to purchase its outstanding $150,000,000 aggregate principal amount of 13.75% senior secured notes due 2015. The Offer and the Consent Solicitation were being made in connection with our proposed disposition of certain assets pursuant to a Purchase and Sale Agreement between the Company and Renaissance Offshore, LLC, dated July 10, 2014. The offer expired on August 13, 2014. As of the expiration of the offer, $11,333,000 principal amount of the Notes validly tendered and not withdrawn, and holders of $110,565,000 principal amount of the Notes, or 73.71% of the Notes, validly consented to the Consent Solicitation and not revoked such consent.

On August 15, 2014, we announced the closing of the Renaissance sale of seven operated and one non-operated assets. Based on the consents received and the conditions to effectiveness, including the Renaissance Sale, having been satisfied or waived in connection with the announced tender offer and consent solicitation, the guarantor and the trustee under the indenture governing the Notes entered into a Second Supplemental Indenture in order to effect the proposed amendments to the indenture governing the Notes effective as of August 19, 2014. At the effective time, the Second Supplemental Indenture was binding on all holders of Notes, including those who did not deliver a consent. All Notes validly tendered and not withdrawn by 5 P.M ET on August 13, 2014 were accepted for payment and the Company promptly paid for such Notes, using Renaissance proceeds, in accordance with the terms of the Company’s Offer to Purchase and Consent Solicitation Statement dated July 16, 2014, and in the related Letter of Transmittal and Consent to Tender and to Give Consent.

The Notes require us to maintain certain financial covenants. Specifically, we may not permit our SEC PV-10 to consolidated leverage to be less than 1.4 to 1.0 as of the last day of each fiscal year. In addition, we and our subsidiaries (excluding FWS) are subject to various covenants, including restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, dividends and other payments, merger, consolidation or sale of assets, transactions with affiliates, designation of restricted and unrestricted subsidiaries, and a maximum limit for capital expenditures. Amended in conjunction with the Consent Solicitation on May 31, 2011 (the “Indenture”), our limitation on capital expenditures of a maximum limit of $60 million for the fiscal year ending December 31, 2012 and 30% of consolidated earnings before interest expense, income taxes, DD&A and impairment, and exploration expense for any year thereafter. This covenant limiting capital expenditures was removed in the Supplemental Indenture described below.

On August 19, 2014, as supplemented by the First Supplemental Indenture, entered into a Second Supplemental Indenture (the “Supplemental Indenture”) in order to effect the proposed amendments to the Indenture effective as of August 19, 2014 (the “Effective Time”). At the Effective Time, the Supplemental Indenture will be binding on all holders of the Notes, including those who did not deliver a consent or who validly revoked their consent before the Expiration Time.

Among other things, the Supplemental Indenture (i) allowed the Company to apply the net proceeds from the Renaissance Sale to consummate the Offer and to use any remaining proceeds from the Renaissance Sale to purchase preferred equity issued by the Company; (ii) permitted the incurrence of indebtedness arising from the performance of the Company’s plugging and abandonment obligations and liens on the Company’s oil and gas properties to secure such indebtedness; and (iii) removed the covenant prohibiting the Company and its Restricted Subsidiaries (as defined in the Indenture) from incurring aggregate capital expenditures in excess of 30% of Consolidated EBITDAX (as defined in the Indenture) in any fiscal year.

The amounts of required principal payments based on our outstanding debt amounts as of September 30, 2014, were as follows:

Period Ending September 30,	(in thousands)
2015	$340
2016	138,590
$138,930
Unamortized discount on 13.75% Senior Secured Notes	(398)
Total debt	$138,532
NOTE 9- MEMBERS' DEFICIT
The Member Agreement (the “Agreement”) has four (Class A, B, C, and E) classes of members. Net income (loss) is allocated to the members in accordance with the terms set forth in the Agreement. The Agreement allows for preferred returns to certain members after internal rate of return and return of investment hurdles are met.
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50.0 million additional Class E Preferred Units (the “Class E Units”) and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. The Class E Units are recorded under "Preferred Units" and the Class B Units are included in "Members' Deficit" in the consolidated balance sheets. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class D Preferred Units were recorded under "Preferred Units" in the consolidated balance sheets. The Class E Units had a preferred return of 20% per annum, which was set to increase to 36% on March 25, 2014. On March 24, 2014, AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. We obtained waivers to the Class E Preferred Units waiving the incremental preferred return. As a result of the waivers obtained, we issued Class E Units of approximately $10.2 million as paid-in-kind dividends for the nine months ended September 30, 2014.

In August 2014, we re-purchased $96 million of our Series E Preferred units using proceeds of the Renaissance Sale reflected in our Consolidated Statement of Cash Flows. As of September 30, 2014, we have $7.9 million Series E Preferred units outstanding.
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
NOTE 10—COMMITMENTS AND CONTINGENCIES
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
West Delta 32
We continue to go through the discovery phases of the civil litigation of the personal injury lawsuits filed as a result of the November 16, 2012, explosion and fire which occurred on our West Delta 32-E platform, located in the Gulf of Mexico approximately 17 miles southeast of Grand Isle, Louisiana. Several civil lawsuits have been filed as a result of the West Delta 32 Incident. The lawsuits that were filed in Texas have been transferred to the United States District Court for the Eastern District of Louisiana, and all cases have been consolidated for discovery purposes in that Court. The first plaintiff’s case will be tried in either December of 2014 or January of 2015. All civil cases filed as a result of the West Delta 32 Incident are being defended by insurance defense counsel. We believe we have strong defenses and cross-claims and intend to defend ourselves.

Thomas Andrus, et al

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

Oral arguments were heard on July 24, 2014. At that time, the judge has asked for additional briefing on the Conflicts of Law issue. We had a conference call with the Court on Friday, September 5, 2014 to set a schedule for the supplemental briefs the Court has requested. Our revised brief was due and submitted on or about September 10, 2014. Oral arguments on the motions to dismiss were heard on November 6, 2014 and we are awaiting the judge's ruling.

Grand Isle Shipyard ("GIS") Matters

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

Invoice Arbitration - On October 8, 2014, Black Elk submitted to the Arbitrator its initial briefing on all affirmative claims and defenses.  This briefing was drafted and submitted pursuant to an order from the Arbitrator.  GIS ignored this order to some degree and submitted Motions for summary Judgment on that date instead.  GIS asked for summary judgment on all of its claims and confusingly argued that Black Elk is not entitled to summary judgment on its affirmative claims (Black Elk obviously has not sought summary judgment on its affirmative claims).  On October 17, 2014, the parties participated in a telephonic hearing with the Arbitrator regarding the briefing and preexisting motions.  The Arbitrator (1) granted Black Elk the right to conduct an audit pursuant to the MSA between the parties, (2) granted Black Elk limited discovery concerning the use of D&R workers on Black Elk platforms, and (3) stated that he would not be granting any dispositive motions in the case (i.e. GIS’ Motions for Summary Judgment).

The arbitration, currently scheduled for December 1, 2014, has been delayed until the new year.  This was a necessary step as both parties will need to take depositions and aggregate discovery before an arbitration can take place.

Platform Arbitration - The arbitration case for damages to the West Delta 32 Platform is scheduled for hearing before a three-arbitrator panel on May 12, 2015. The arbitration proceeding initiated by Black Elk against Compass Engineering & Consultants, LLC for damages arising from the explosion of the WD-32 Platform has been abated pending resolution of Compass’ separate lawsuit filed in the United States District for the Western District of Louisiana seeking a declaration that it was not subjected to arbitration. We are currently in the process of drafting discovery to GIS concerning D&R Resources, LLC's employees' rates, duties, and training. We will continue to defend ourselves vigorously.

Vistar Oil Texas, LLC Joint Venture

On April 16, 2014, Vistar Oil Texas LLC (“Vistar”) filed a petition against Black Elk in Harris County District Court. This suit alleges that Black Elk breached an Acquisition and Participation Agreement and a Joint Operating Agreement between the parties, primarily by failing to provide Vistar with the funds required to bring several wells into operation in Wilson County, Texas. Vistar alleges damages of approximately $6,500,000, certain lease acquisition costs and promissory note payments required to cover liens placed on the wells. Vistar further alleges that Black Elk is in breach by refusing to provide approximately $10,350,000 to Vistar to acquire additional property. This case is in discovery. We believe we have strong potential defenses and have submitted counterclaims, and intend to defend ourselves vigorously.

Arthur Garza III

On August 31, 2014, Arthur Garza, former Chief Technical Officer of Black Elk Energy Offshore Operations, LLC, filed suit against Black Elk Energy Offshore Operations for payment of severance under his employment agreement. This case is in discovery. We believe we have strong potential defenses and intend to defend ourselves vigorously.

Operating Leases
We lease office space and certain equipment under non-cancellable operating lease agreements that expire on various dates through 2020.
Approximate future minimum lease payments for operating leases at September 30, 2014 were as follows:

Period Ending September 30,	(in thousands)
2015	$4,056
2016	2,072
2017	1,784
2018	1,655
2019	1,590
Thereafter	1,941
$13,098
Escrow Accounts
Pursuant to the purchase agreement from W&T Offshore, Inc. (the “W&T Acquisition”), we are required to fund two escrow accounts (the “W&T Escrow Accounts”), relating to the operating and non-operating properties that were acquired in maximum aggregate amount of $63.8 million ($32.6 million operated and $31.2 million non-operated) for future P&A costs that may be incurred on such properties. As of November 2010, we fully funded the operating escrow account in the amount of $32.6 million and the payment schedule for the Non-Operated Properties Escrow Account was amended and commenced on December 2011. As of September 30, 2014, we have funded $20.5 million into the non-operating escrow account, leaving $10.7 million to be funded through May 1, 2017.
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
On December 19, 2012, we entered into a Third Amendment to Purchase and Sale Agreement (the “Third Amendment”) with W&T. Pursuant to the Third Amendment, we caused performance bonds (the “ARGO Bonds”) in an aggregate amount of $32.6 million to be issued by Argonaut Insurance Company to W&T to guaranty our performance of certain plugging and abandonment obligations. Upon receipt of the ARGO Bonds, W&T (i) released its rights to any money held in an escrow account established to secure our performance of certain plugging and abandonment obligations with respect to the Operated Properties Escrow Account, (ii) released the security interest and deposit account control agreement formerly securing its rights in the Operated Properties Escrow Account and (iii) authorized the escrow agent to release such funds from the Operated Properties Escrow Account to or at our direction. In addition, we and W&T agreed that until the funding of an escrow account established to our performance of certain plugging and abandonment obligations with respect to certain non-operated properties is complete, we may not obtain reductions of the ARGO Bonds under any circumstances without W&T’s consent. As of September 30, 2014, we no longer use ARGO Bonds as these are now backed by cash collateral.
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

NOTE 11—RELATED PARTY TRANSACTIONS
We pay for certain operating and general and administration expenses on behalf of Black Elk Energy, LLC. At both September 30, 2014 and December 31, 2013, we had receivables from Black Elk Energy, LLC in the amount of $273,430.
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

During 2011, we entered into a contribution agreement with Platinum. We also entered into additional contributions with (PPVA (Equity)) and the Platinum Group in 2013. Please see "Notes to Consolidated Financial Statements - Note 9 - Members' Deficit" in this Form 10-Q for additional discussion regarding members' contributions.
On May 28, 2013, FWS entered into an equipment lease agreement with Pea and Eigh Company, LLC (“Pea and Eigh”), a related party of Platinum. The lease began on July 1, 2013 and is payable in monthly installments of approximately $35,000, maturing on December 31, 2013, with an option to purchase the equipment for $1.5 million. As of September 30, 2014, we have not purchased all of the equipment. We currently have restricted cash of $0.6 million for the additional equipment to be purchased as well as advances due to Pea and Eigh, which is included in “Accounts payable and accrued expenses”.

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
Overview
We are an oil and gas company engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our strategy is to acquire and economically maximize properties that are currently producing or have the potential to produce given additional attention and capital resources. We are engaged in a continual effort to monitor and reduce operating expenses by finding opportunities to safely increase efficiencies related to staffing, transportation and operational procedures. Moreover, our ability to accurately estimate and manage plugging and abandonment costs associated with potential acquisitions increases the likelihood of achieving our target returns on investment. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. As of September 30, 2014, we held an aggregate net interest in approximately 273,916 gross (146,403 net) acres under lease and had an interest in 547 gross wells, 68 of which are producing.
We have financed our acquisitions to date through a combination of cash flows provided by operating activities, borrowings under lines of credit and the Notes, and capital contributions from our members. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. With our recent downsized operation, we have divested majority of our operated assets. We are expecting to revisit our strategy in the fourth quarter of 2014.
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

From time to time, we use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. Our average prices that reflect both the before and after effects of our realized commodity hedging transactions for the three and nine months ended September 30, 2014 and 2013 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Oil:
Average price before effects of hedges ($/Bbl)(1)	$99.72	$110.41	$102.51	$108.24
Average price after effects of hedges ($/Bbl)	65.71	102.01	86.88	103.41
Average price differentials(2)	2.12	4.59	2.74	10.07

Gas:
Average price before effects of hedges ($/Mcf)(1)	$4.16	$3.74	$4.86	$3.85
Average price after effects of hedges ($/Mcf)	4.47	4.07	4.79	4.18
Average price differentials(2)	0.23	0.19	0.29	0.16

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.

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
The primary factors affecting our production levels are capital availability and our portfolio of well work projects. In addition, we face the challenge of natural production declines. As initial reservoir pressures are depleted, production from a given well decreases. We attempt to overcome this natural decline primarily through drilling our existing undeveloped reserves and enhancing our current asset base. Our future growth will depend on our ability to continue to add reserves in excess of production and to bring back to production or increase production on well-bores that are currently not productive or not being optimized. Our ability to add reserves through drilling and well work projects is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completing or connecting our new wells to gathering lines will negatively affect our production, which will have an adverse effect on our revenues and, as a result, cash flow from operations.
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
On May 22, 2014, we received a letter from BSEE expressing that BEOO completed all the items and elements described in our Performance Improvement Plan. The last remaining task list item is to notify the Lake Charles District upon completion of the Vermilion Block 369 A platform blasting and painting operations. On June 5, 2014, BEEOO notified BSEE Lake Charles District of the completion of the last remaining item on the Performance Improvement Plan, i.e. Vermilion Block 369 platform blasting and painting operations, on June 4, 2014. As of September 30, 2014, we are no longer on the PIP. BSEE recognizes that BEOO has made safety enhancements and implemented changes to our oversight processes on our operated platforms. We plan to continue with cultivating a safety environment in an effort to mitigate risks in all operations as required by statute and regulation. Additionally, BSEE will continue to regularly inspect our facilities and conduct compliance follow-up inspections to confirm correction of noncompliance issued since the beginning of 2014.

Capital Contributions
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units had a preferred return of 20% per annum, which was set to increase to 36% on March 25, 2014 (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). On March 24, 2014 AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. We obtained waivers to the Class E Preferred Units waiving the incremental preferred return. As a result of the waivers obtained, we issued an additional amount of Class E Units of approximately $10.2 million as paid-in-kind dividends during the period ended September 30, 2014.
In August 2014, we re-purchased $96 million of our Series E Preferred units using proceeds of the Renaissance Sale. As of September 30, 2014, we have $7.9 million Series E Preferred units outstanding.
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
As of September 30, 2014, we had zero borrowings outstanding in letters of credit issued under this Credit Facility. Our letters of credit have been paid in full and terminated on June 8, 2014.
Revolving Credit Facility Waivers and Amendments
On March 17, 2014, our credit facility was paid in full.
Liquidity, Risks and Uncertainties
As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $61.9 million at September 30, 2014. The Company's cash position raises substantial doubt about the Company's ability to continue as a going concern. This going concern risk is due to the losses from operations, net capital deficiency, volatile prices, uncertain regulatory environment, and inclement weather. We will need to seek additional working capital through the sale of equity or assets and potentially refinance our Notes in an effort to improve our liquidity position.
In 2014 we have decided to defer a significant portion of our identified capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We will monitor and adjust our future capital expenditures to respond to changes in prices, availability of financing, industry conditions, and contractual obligations.
In 2013, we realized approximately $131.8 million in sales proceeds (subject to customary closing adjustments) which we used to reduce our credit facility and fund our 2013 capital expenditures. We no longer have our Credit Facility as it was paid in full on March 17, 2014.
In 2014, our primary use of capital has been for providing collateral to secure our P&A obligations and re-purchase Series E Preferred Units. As we plug and abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. Our letters of credit with Capital One that were backed entirely by cash were paid in full on June 8, 2014. We used these letters of credit to back our surety bonds for P&A obligations. We terminated the 100% cash-backed letters of credit and increased our collateral with the surety agencies in the second quarter of 2014 for P&A obligations.

On July 10, 2014, we entered into a Purchase and Sale Agreement with Renaissance Offshore, LLC. Pursuant to the
Purchase and Sale Agreement, Renaissance will acquire our interests, subject to certain exclusions, in nine fields, seven operated and two non-operated, -in the offshore Gulf of Mexico (the "Renaissance Sale"). On August 15, 2014, we closed the sale to Renaissance Offshore, LLC of seven operated and one non-operated assets in the offshore Gulf of Mexico. After customary purchase price adjustments, the Company received $125.1 million in net proceeds from the Renaissance Sale. The assets sold in the Renaissance Sale represent a significant amount of the Company’s cash flow, proved reserves and production.

On July 16, 2014, we commenced a cash tender offer to purchase all of the Notes on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated July 16, 2014. In conjunction with the tender offer, and on the terms and subject to the conditions set forth in the offer documents, we solicited consents of holders of the Notes to modify certain of the restrictive covenants contained in the indenture governing the Notes. The Offer and the Consent Solicitation were made solely by means of the offer documents, which were made available to the holders of Notes.

As of the expiration of the Offer at 5:00 p.m. EST on August 13, 2014, $11,333,000 principal amount of the Notes had validly tendered and not withdrawn, and holders of $110,565,000 principal amount of the Notes, or 73.71% of the Notes, had validly consented to the Consent Solicitation and not revoked such consent. Based on the consents received and the conditions to effectiveness, including the Renaissance Sale, having been satisfied or waived in connection with the tender offer and Consent Solicitation with respect to the Company’s outstanding $150,000,000 aggregate principal amount of 13.75% senior secured notes due 2015 (the “Notes”), the Company, Black Elk Energy Finance Corp., the guarantor and the trustee under the indenture governing the Notes entered into a Second Supplemental Indenture in order to effect the proposed amendments to the indenture governing the Notes effective as of August 19, 2014 (the “Effective Time”). At the Effective Time, the Second Supplemental Indenture was binding on all holders of Notes, including those who did not deliver a consent.

All Notes validly tendered and not withdrawn at or before 5:00 p.m. Eastern Time on August 13, 2014 were accepted for payment and the Company had promptly paid for such Notes, using the Renaissance Sale proceeds, in accordance with the terms of the Company’s Offer to Purchase and Consent Solicitation Statement dated July 16, 2014, and in the related Letter of Transmittal and Consent to Tender and to Give Consent.
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
The following table contains certain financial and operational data for each of the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average daily sales(1):
Oil (Bopd)	851	4,969	2,526	4,617
Natural gas (Mcfpd)	12,315	36,595	19,739	38,149
Plant products (Galpd)	(148)	16,484	12,321	24,397
Oil equivalents (Boepd)	2,900	11,461	6,109	11,556
Average realized prices(1)(2):
Oil ($/Bbl)	$65.71	$102.01	$86.88	$103.41
Natural gas ($/Mcf)	4.47	4.07	4.79	4.18
Plant products ($/Gallon)	7.43	0.96	0.90	0.88
Oil equivalents ($/Boe)	37.89	58.62	53.21	56.97
Costs and Expenses:
Lease operating expense ($/Boe)	$47.76	$48.55	$40.02	$44.90
General and administrative expense ($/Boe)	33.36	9.12	12.97	8.95
Net income (loss) (in thousands)	72,896	(18,415)	82,437	(74,145)
Adjusted EBITDA(3) (in thousands)	(11,548)	9,126	6,956	25,722

(1)
Average daily sales and average realized prices comprise of actuals and accruals. During the nine months ended September 30, 2014, we identified a non-cash adjustment that impacted our average daily sales calculations that originated in prior periods. Because the adjustment was immaterial to any prior periods in which they arose, the correction was recorded in the current period.

(2)	Average realized prices presented give effect to our hedging.

(3)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$72,896	$(18,415)	$82,437	$(74,145)
Adjusted EBITDA	$(11,548)	$9,126	$6,956	$25,722
Reconciliation of Net (loss) income to Adjusted EBITDA
Net income (loss)	$72,896	$(18,415)	$82,437	$(74,145)
Interest expense, net	5,417	6,813	17,568	19,293
Surety and letter of credit fees	1,200	2,458	4,685	7,017
West Delta 32 costs	181	4,702	427	12,397
Unrealized (gain) loss on derivative instruments	(7,199)	5,143	(7,581)	5,989
Accretion of asset retirement obligations	551	4,458	3,536	19,551
Depreciation, depletion and amortization	2,537	10,027	24,476	32,727
Impairment of oil and gas properties	11,395	402	14,469	55,779
Gain on involuntary conversion of assets	—	(7,194)	—	(17,827)
Provision for doubtful accounts	—	308	16	308
(Gain) loss on sale of assets	(98,526)	424	(133,077)	(35,367)
Adjusted EBITDA	$(11,548)	$9,126	$6,956	$25,722
The following table sets forth certain information with respect to oil and gas operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30, 2013
	2014	2013	Change	% Change	2014	2013	Change	% Change
PRODUCTION:
Oil (MBbl)	78	457	(379)	(83)%	690	1,260	(570)	(45)%
Natural gas (MMcf)	1,133	3,367	(2,234)	(66)%	5,389	10,415	(5,026)	(48)%
Plant products (MGal)	(14)	1,517	(1,531)	(101)%	3,364	6,660	(3,296)	(49)%
Total (MBoe)	267	1,054	(787)	(75)%	1,668	3,155	(1,487)	(47)%
REVENUES:
Oil sales	$7,811	$50,479	$(42,668)	(85)%	$70,692	$136,415	$(65,723)	(48)%
Natural gas sales	4,718	12,600	(7,882)	(63)%	26,192	40,046	(13,854)	(35)%
Plant product sales and other revenue	(101)	1,457	(1,558)	(107)%	3,032	5,831	(2,799)	(48)%
Gain (loss) on derivative financial instruments	4,883	(7,868)	12,751	162%	(3,593)	(8,562)	4,969	58%
Other revenues	2,441	7,089	(4,648)	(66)%	15,830	16,389	(559)	(3)%
TOTAL REVENUES	19,752	63,757	(44,005)	(69)%	112,153	190,119	(77,966)	(41)%
OPERATING EXPENSES:
Lease operating	12,744	51,168	(38,424)	(75)%	66,753	141,657	(74,904)	(53)%
Workover	1,431	1,028	403	39%	2,050	7,312	(5,262)	(72)%
Depreciation, depletion and amortization	2,537	10,027	(7,490)	(75)%	24,476	32,727	(8,251)	(25)%
Impairment of oil and gas properties	11,395	402	10,993	2,735%	14,469	55,779	(41,310)	(74)%
General and administrative	8,901	9,621	(720)	(7)%	21,630	28,250	(6,620)	(23)%
Gain on involuntary conversion of asset	—	(7,194)	7,194	100%	—	(17,827)	17,827	100%
Accretion of asset retirement obligations	551	4,458	(3,907)	(88)%	3,536	19,551	(16,015)	(82)%
(Gain) loss on sale of assets	(98,526)	424	(98,950)	(23,337)%	(133,077)	(35,367)	(97,710)	(276)%
Other operating expenses	1,062	2,704	(1,642)	(61)%	6,413	5,117	1,296	25%
TOTAL OPERATING EXPENSES	(59,905)	72,638	(132,543)	(182)%	6,250	237,199	(230,949)	(97)%
INCOME (LOSS) FROM OPERATIONS	79,657	(8,881)	88,538	(997)%	105,903	(47,080)	152,983	(325)%
OTHER INCOME (EXPENSE):
Interest (expense) income	10	30	(20)	(67)%	45	81	(36)	(44)%
Miscellaneous income (expense)	(1,312)	(2,674)	1,362	51%	(5,778)	(7,620)	1,842	24%
Interest expense	(5,459)	(6,890)	1,431	21%	(17,733)	(19,526)	1,793	9%
TOTAL OTHER EXPENSE, NET	(6,761)	(9,534)	2,773	29%	(23,466)	(27,065)	3,599	13%
NET INCOME (LOSS)	$72,896	$(18,415)	$91,311	496%	$82,437	$(74,145)	$156,582	211%

Production
Oil and natural gas production. Total oil, natural gas and plant product production of 267 MBoe decreased 787 MBoe, or 75%, and 1,668 MBoe decreased 1,487 MBoe, or 47%, during the three and nine months ended September 30, 2014 compared to the same periods in 2013 as a result of asset sales, pipeline repairs, and natural decline. Additionally, average daily sales and average realized prices comprise of actuals and accruals. During the nine months ended September 30, 2014, we identified a non-cash adjustment that impacted our average daily sales calculations that originated in prior periods. Because the adjustment was immaterial to any prior periods in which they arose, the correction was recorded in the current period.

Revenues
Total revenues. Total revenues for the three and nine months ended September 30, 2014 of $19.8 million and $112.2 million decreased $44.0 million, or 69%, and $78.0 million, or 41%, respectively, over the comparable periods in 2013.
Revenues, excluding the realized and unrealized revenues from commodity hedge contracts, decreased $56.8 million, or 79%, and $82.9 million, or 42%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease was primarily due to the impact of recent divestitures of properties and various gas pipeline shut-ins. Additionally, average daily sales and average realized prices comprise of actuals and accruals. During the nine months ended September 30, 2014, we identified a non-cash adjustment that impacted our average daily sales calculations that originated in prior periods. Because the adjustment was immaterial to any prior periods in which they arose, the correction was recorded in the current period.
We entered into certain oil and natural gas commodity derivative contracts in 2014 and 2013. We realized losses on these derivative contracts in the amounts of $2.3 million and $11.2 million for the three and nine months ended September 30, 2014, respectively, and $2.7 million and $2.6 million for the three and nine months ended September 30, 2013, respectively. We recognized unrealized gains of $7.2 million and $7.6 million for the three and nine months ended September 30, 2014, respectively, and losses of $5.1 million and $6.0 million in the same periods of 2013.
Excluding hedges, we realized average oil prices of $99.72 per barrel and $102.51 per barrel and gas prices of $4.16 per Mcf and $4.86 per Mcf for the three and nine months ended September 30, 2014, respectively. For the same periods in 2013, excluding hedges, we realized average oil prices of $110.41 per barrel and $108.24 per barrel and gas prices of $3.74 per Mcf and $3.85 per Mcf for the three and nine months ended September 30, 2013, respectively. Oil prices were lower on a quarter and year-to-date basis that were partially offset by slightly higher gas prices compared to 2013. We expect commodity prices to remain volatile in the future.
Operating Expenses
Lease operating costs. Our lease operating costs for the three and nine months ended September 30, 2014 were $12.7 million, or $47.76 per Boe, and $66.8 million, or $40.02 per Boe. For the three and nine months ended September 30, 2013, our lease operating costs were $51.2 million, or $48.55 per Boe, and $141.7 million, or $44.90 per Boe, respectively. Lease operating expenses decreased by $38.4 million and $74.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of the 2013 Renaissance transaction and the 2014 Fieldwood and Renaissance transactions. The increase in cost per Boe during 2014 was primarily attributable to decreased production and operating expenses that are fixed in the short-term.
Workover costs. Our workover costs for the three and nine months ended September 30, 2014 were $1.4 million and $2.1 million, an increase of $0.4 million and a decrease $5.3 million compared to the third quarter and nine months of 2013, respectively. For the nine months ended September 30, 2014, South Pelto 20, Garden Banks 82/128, Garden Banks 602, South Timbalier 8, and South Pelto 13 were the primary workover expense projects.
Depreciation, depletion, amortization and impairment. DD&A expense was $2.5 million, or $9.51 per Boe, and $24.5 million, or $14.68 per Boe, for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, DD&A was $10 million, or $9.51 per Boe and $32.7 million, or $10.37 per Boe, respectively. The decrease in DD&A for the three and nine months ended September 30, 2014 was a result of asset sales, lower production and reduced asset basis as a result of the impairments recorded in 2014 and 2013. Depletion is recorded based on units of production and DD&A expense includes depletion of future asset retirement obligations. We recorded $11.4 million and $14.5 million impairment for the three and nine months ended September 30, 2014 and $0.4 million and $55.8 million in the same periods in 2013, respectively.
General and administrative expenses. G&A expense was $8.9 million, or $33.36 per Boe, and $21.6 million, or $12.97 per Boe, for the three and nine months ended September 30, 2014, respectively, and $9.6 million, or $9.12 per Boe, and $28.3 million, or $8.95 per Boe, for the same periods in 2013. The decrease in G&A expense for the three and nine months ended September 30, 2014 was primarily the result of headcount reductions, and restructuring overhead and insurance contracts that was partially offset by higher severance expenses. Excluding the severance expenses recorded in the third quarter of 2014 of $1.8 million, our G&A expenses for the three and nine months September 30, 2014 were $7.1 million, or $26.61 per Boe, and $19.8 million, or $11.89 per Boe, respectively. G&A expense for the nine month ended September 30, 2013 reflects a reclassification of surety fees from G&A expenses to miscellaneous expense.
Accretion expense. We recognized accretion expense of $0.6 million and $3.5 million for the three and nine months ended September 30, 2014, respectively, compared to $4.5 million and $19.6 million for the three and nine months ended September 30, 2013. The decrease in accretion expense is a result of P&A activity incurred during 2013 and the nine months ended September 30, 2014, decreased asset retirement liability due to the sale of properties during 2013 and the Fieldwood and Renaissance transactions in 2014, and a revision to the discount rate used to calculate accretion. As the Company had fully funded our operating escrow accounts, we have prospectively adjusted the accretion rate to be reflective.
Gain on sale of assets. We recognized a gain on the sale of assets of $98.5 million and $133.1 million for the three and nine months ended September 30, 2014 related to the Apache settlement and the sale to Fieldwood and Renaissance. Fieldwood acquired all of the Company’s interest in one operated and 15 non-operated fields for $50 million, subject to normal purchase price adjustments that was closed on March 17, 2014. On August 15, 2014, we closed a sale with Renaissance of seven operated and one non-operated assets for $125.1 million, after normal purchase price adjustments.
Other operating expenses. Other operating expenses of $1.1 million and $6.4 million for the three and nine months ended September 30, 2014, compared to $2.7 million and $5.1 million for the three and nine months ended September 30, 2013. The decrease in other operating expenses is due to FWS experiencing less P&A projects, and therefore less operating expenses, in third quarter 2014. For the nine months ended September 30, 2014, an increase in other operating expenses was primarily due to the nine months impact on the operating lease that became effective effective July 2013.
Miscellaneous expense. Miscellaneous expense is $1.3 million and $5.8 million for the three and nine months ended September 30, 2014, compared to $2.7 million and $7.6 million for the three and nine months ended September 30, 2013, respectively. Miscellaneous expense for the three and nine months ended September 30, 2013 reflects reclassification of surety fees from G&A expense to miscellaneous expense. Miscellaneous expense for the three and nine months ended September 30, 2014 reflects a decrease in surety and escrow fees and a settlement loss of $0.8 million incurred in the first quarter of 2013. The settlement loss of $0.8 million related to final settlement on outstanding accounts payable and accounts receivable between Black Elk Energy and Fieldwood, Apache and W&T Offshore.

Liquidity and Capital Resources
The Company currently faces challenges with our current cash flow and need to pay our operating expenses, including our debt service obligations. The Company's cash position raises substantial doubt about the Company's ability to continue as a going concern. We will need to seek additional working capital through the sale of equity or assets and potentially refinance our Notes in an effort to improve our liquidity.
In 2014 we have decided to defer a significant portion of our identified capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We will monitor and adjust our future capital expenditures to respond to changes in prices, availability of financing, industry conditions, and contractual obligations.
As of September 30, 2014, our primary use of capital has been for Series E payment as well as providing collateral to secure our P&A obligations. As we abandon certain fields and meet the various criteria related to the corresponding escrow accounts, we expect to release funds from the escrow accounts. Furthermore, we no longer use letters of credit to back our surety bonds for P&A obligations. Our surety bonds are now backed by the surety agencies.
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
We have entered into various amendments to the Letter of Credit Facility. These amendments have, among other things, (1) adjusted the commitments under the Letter of Credit Facility to approximately $66.6 million, (2) updated the fees on the letters of credit to 2% on a go-forward basis, (3) changed the maturity date from June 22, 2014 on the Letter of Credit Facility. These letters of credit were paid in full and closed as of June 8, 2014.
A letter of credit fee is computed based on the same applicable margin used to determine the interest rate to Eurodollar loans times the stated face amount of each letter of credit.
For a further discussion of our Credit Facility, please see “Notes to Consolidated Financial Statements—Note 8—Debt and Notes Payable” in this Form 10-Q.
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
On August 19, 2014, as a result of the receipt of the requisite consents in connection with the tender offer and consent solicitation of the Company’s outstanding $150,000,000 aggregate principal amount of 13.75% senior secured notes due 2015 (the “Notes”) prior to 5:00 p.m. Eastern Time on August 13, 2014 (the “Expiration Time”) and the satisfaction or waiver of the conditions to effectiveness specified in the Company’s Offer to Purchase and Consent Solicitation Statement dated July 16, 2014, the Company, Black Elk Energy Finance Corp., the guarantor and the trustee under the Indenture governing the Notes dated as of November 23, 2010, as supplemented by the First Supplemental Indenture dated as of May 31, 2011 (the “Indenture”) entered into a Second Supplemental Indenture (the “Supplemental Indenture”) in order to effect the proposed amendments to the Indenture effective as of August 19, 2014 (the “Effective Time”). At the Effective Time, the Supplemental Indenture will be binding on all holders of the Notes, including those who did not deliver a consent or who validly revoked their consent before the Expiration Time.
As of September 30, 2014, the recorded value of the Notes was $138.2 million, which includes the unamortized discount of $0.4 million.

Renaissance Sale

On July 10, 2014, we entered into a Purchase and Sale Agreement with Renaissance Offshore, LLC. Pursuant to the
Purchase and Sale Agreement, Renaissance will acquire our interests, subject to certain exclusions, in nine fields, seven operated and two non-operated, in the offshore Gulf of Mexico(the "Renaissance Sale"). On August 15, 2014, the Company closed the sale of seven operated and one non-operated assets to Renaissance Offshore, LLC. After customary purchase price adjustments, the Company received $125.1 million in net proceeds from the Renaissance Sale. The net proceeds of the Renaissance Sale was used primarily to fund our purchase of the Notes validly tendered and not withdrawn pursuant to the tender offer on August 13, 2014 and to re-purchase Series E preferred units.

Tender Offer and Consent Solicitation

On July 16, 2014, we commenced a cash tender offer to purchase all of the Notes on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated July 16, 2014. In conjunction with the tender offer, and on the terms and subject to the conditions set forth in the offer documents, we solicited consents of holders of the Notes to modify certain of the restrictive covenants contained in the indenture governing the Notes. The Offer and the Consent Solicitation were made solely by means of the offer documents, which were made available to the holders of Notes.

The Offer and the Consent Solicitation were made in connection with our proposed disposition of certain assets pursuant to the Renaissance Sale. The net proceeds of the Renaissance Sale was used primarily to fund our purchase of the Notes validly tendered and not withdrawn pursuant to the tender offer on August 13, 2014 and to re-purchase Series E preferred units.

Our obligation to accept for purchase and to pay for Notes validly tendered and not withdrawn pursuant to the tender offer was subject to the satisfaction or waiver, in our discretion, of certain conditions, including, among others, our receipt of consents from the holders of at least a majority in principal amount of the outstanding Notes to the proposed amendments and our receipt of aggregate proceeds in the Renaissance Sale of at least $100 million.

Consents from the holders of at least a majority in principal amount of the outstanding Notes were validly received prior to the expiration time and the conditions to effectiveness were satisfied or waived. A Second Supplemental Indenture was entered in order to effect the proposed amendments to the indenture governing the Notes effective as of August 19, 2014. All Notes validly tendered and not withdrawn at or before 5:00 p.m. Eastern Time on August 13, 2014 were accepted for payment and the Company promptly paid for such Notes in accordance with the terms of the Company’s Offer to Purchase and Consent Solicitation Statement dated July 16, 2014, and in the related Letter of Transmittal and Consent to Tender and to Give Consent. Among other things, the Second Supplemental Indenture:

•	allowed us to apply the net proceeds from the Renaissance Sale to consummate the tender offer and to use any remaining proceeds from the Renaissance Sale to purchase our preferred equity; and

•	permitted the incurrence of indebtedness arising from the performance of our plugging and abandonment obligations and liens on our oil and gas properties to secure such indebtedness

•

•	removed the covenant prohibiting the Company and its Restricted Subsidiaries from incurring aggregate capital expenditures in excess of 30% of Consolidated EBITDAX in any fiscal year.
Member Contributions
In the first quarter of 2013, we entered into contribution agreements with PPVA (Equity) and Platinum Partners Black Elk Opportunities Fund LLC (“PPBE”) or entities designated by PPBE (together, the “Platinum Group”) pursuant to which we have issued 50 million additional Class E Units and 3.8 million additional Class B Units to the Platinum Group for an aggregate offering price of $50.0 million. In addition, we also agreed to issue an additional 43 million Class E Units in exchange for $30.0 million of outstanding Class D Preferred Units and $13.0 million of paid-in-kind dividends. The Class E Units had a preferred return of 20% per annum, which was set to increase on March 25, 2014 to 36% per annum (such date as determined by our Fifth Amendment to Second Amended and Restated Limited Liability Operating Agreement). On March 24, 2014 AQR Diversified Arbitrage Fund exercised its right, and we complied, requiring us and PPVA to repurchase all of its Class E Preferred Units for $14.0 million. We obtained waivers to the Class E Preferred Units waiving the incremental preferred return. As a result of the waivers obtained, we issued an additional amount of Class E Units of approximately $10.2 million as paid-in-kind dividends as of September 30, 2014.

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
Historically, we used our commodity derivative positions to help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. We are currently assessing our commodity derivative positions to determine whether or not to enter into additional oil and gas hedging. Please see “—Oil and Natural Gas Hedging” and “—Quantitative and Qualitative Disclosures About Market Risk.”
We actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Cash Flows
The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(67,325)	$28,729
Net cash provided by (used in) investing activities	224,479	(50,698)
Net cash (used in) provided by financing activities	(157,914)	27,272
Net (decrease) increase in cash and equivalents	$(760)	$5,303
Cash flows (used in) provided by operating activities. Cash used in operating activities totaled $(67.3) million during the nine months ended September 30, 2014 compared to $28.7 million provided by operating activities during the nine months ended September 30, 2013. Significant components of net cash (used in) operating activities during the nine months ended September 30, 2014 included $(56.3) million of changes in operating assets and liabilities and $(93.4) million of non-cash items, primarily DD&A expense, impairment and accretion of asset retirement obligations partially offset by the net gain on sale of assets. Cash provided by operating activities in the comparable period of 2013 were attributed to changes in operating assets and liabilities and non-cash items, primarily DD&A expense, impairment and accretion of asset retirement obligations partially offset by the net loss, gain on sale of assets and gain on involuntary conversion of assets.
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
Cash flows provided by (used in) investing activities. Cash provided by investing activities was $224.5 million in the nine months ended September 30, 2014 was primarily attributable to the sale to Fieldwood Energy, LLC and Renaissance Offshore Operations, LLC partially offset by additions to the oil and gas properties during the period and the funding of the future P&A obligations through escrow. Cash used in investing activities in the comparable period of 2013 were attributed to oil and gas property additions associated with the capital drilling program during the period and the funding of the future P&A obligations through escrow partially offset by the sale proceeds of the sale of four fields to Renaissance Offshore and proceeds received from insurance recovery for HI 443.
Cash flows (used in) provided by financing activities. Cash flows used in financing activities of $(157.9) million in the nine months ended September 30, 2014 were attributable to $11.4 million of payments on the $150 million bond, $34.5 million of payments on the Credit Facility and $112.0 million distribution to members. Cash flows provided by financing activities of $27.3 million in the nine months ended September 30, 2013 were attributable to contributions from Platinum Group and PPVA and borrowings under the Credit Facility partially offset by payments on the Credit Facility and short-term notes.
Asset Retirement Obligations
As many as four times per year, we review and, to the extent necessary, revise our asset retirement obligation estimates. As of September 30, 2014, we had a decrease of $81.2 million in our asset retirement obligations primarily as a result of the asset sales to Fieldwood Energy, LLC and Renaissance Offshore Operations, LLC, settlements of asset retirement obligations, and recognized $3.5 million in accretion expense. For the three and nine months ended September 30, 2013, we decreased our assets retirement obligations primarily as a result of the asset sale to Renaissance Offshore, LLC and in P&A work performed in 2013.
At September 30, 2014 and December 31, 2013, we have total asset retirement obligations of $195.5 million and $276.7 million, respectively, and have funded approximately $196.3 million and $235.4 million in our long-term escrows and $25.9 million and $22.0 million in our short-term escrows, respectively, in collateral to secure our P&A obligations, inclusive of performance bonds. As of September 30, 2014 and December 31, 2013, we also have a guaranteed escrow amount of $20.3 million for certain fields which will be refunded to us once we have completed our P&A obligations on the entire field. The escrow is guaranteed by TETRA Technologies, Inc.

Contractual Obligations
We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments at September 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Total debt and notes payable	$138,930	$340	$138,590	$—	$—
Interest on debt and notes payable	28,847	19,321	9,526	—	—
Operating leases (1)	13,098	4,056	3,856	3,245	1,941
Total contractual obligations	180,875	23,717	151,972	3,245	1,941
Other Obligations
Asset retirement obligations (2)	195,500	32,839	104,805	10,793	47,063
Total obligations (3)	$376,375	$56,556	$256,777	$14,038	$49,004

(1)	Consists of office space leases for our Texas and Louisiana offices and services provided in the office.

(2)	Asset retirement obligations will be partially funded via the escrow. The obligations reflected above are discounted.

(3)	Does not include Class E Cumulative Convertible Participating Preferred Units as they are contingently redeemable at the holders’ option.
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
While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. The use of hedging transactions also involves the risk that the counter-parties will be unable to meet the financial terms of such transactions.
Please see “Notes to Consolidated Financial Statements—Note 6—Derivative Instruments” in this Form 10-Q for additional discussion regarding the accounting applicable to our hedging program.
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
Inflation and Changes in Prices
Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three and nine months ended September 30, 2014, we received an average of $99.72 and $102.51 per barrel of oil and $4.16 and $4.86 per Mcf of natural gas, respectively, before consideration of commodity derivative contracts, compared to $110.41 and $108.24 per barrel of oil and $3.74 and $3.85 per Mcf of natural gas, in the three and nine months ended September 30, 2013, respectively. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our annualized production for the nine months ended September 30, 2014, our annual revenue would increase or decrease by approximately $9.2 million for each $10.00 per barrel change in oil prices and $7.2 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging. Based on our production for the nine month ended September 30, 2013, our revenues would have increased or decreased by approximately $16.8 million for each $10.00 per barrel change in oil prices and $13.9 million for each $1.00 per MMBtu change in natural gas prices without giving effect to any hedging.
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
At September 30, 2014, the fair value of our commodity derivatives included in our consolidated balance sheets represent a net current liability of $0.9 million. At December 31, 2013, the fair value of our commodity derivatives was approximately $8.5 million and $0.3 million, which were recorded as current liabilities and long-term liabilities, respectively. For the three and nine months ended September 30, 2014, we realized net decrease in oil and natural gas revenues related to hedging transactions of approximately $4.9 million and $3.6 million, and decreases for the same periods in 2013 of $2.7 and $2.6 million, respectively.

As of September 30, 2014, we maintained the following commodity derivative contracts:

Remaining Contract Term: Oil	Contract Type	Notational Volume in Bbls/Month	NYMEX Strike Price
October 2014 - October 2014	Swap	5,525	$87.75
November 2014 - November 2014	Swap	5,525	87.75
December 2014 - December 2014	Swap	5,525	87.75
October 2014 - December 2014	Swap	15,000	65.00

Remaining Contract Term: Natural Gas	Contract Type	Notational Volume in MMBtus/Month	NYMEX Strike Price
October 2014 - October 2014	Swap	28,635	$4.09
November 2014 - November 2014	Swap	27,081	4.09
December 2014 - December 2014	Swap	34,114	4.09
January 2015 - January 2015	Swap	27,838	4.09
February 2015 - February 2015	Swap	24,461	4.09
March 2015 - March 2015	Swap	26,443	4.09
October 2014 - October 2014	Swap	29,753	4.19
November 2014 - November 2014	Swap	28,635	4.19
December 2014 - December 2014	Swap	27,081	4.19
January 2015 - January 2015	Swap	34,114	4.19
February 2015 - February 2015	Swap	27,838	4.19
March 2015 - March 2015	Swap	24,461	4.19
October 2014 - October 2014	Swap	192,799	4.47
November 2014 - November 2014	Swap	186,296	4.47
December 2014 - December 2014	Swap	189,992	4.47
January 2015 - January 2015	Swap	58,684	4.47
February 2015 - February 2015	Swap	68,337	4.47
March 2015 - March 2015	Swap	69,732	4.47

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements—Note 6—Derivative Instruments” in this Form 10-Q.
Credit Risk
We monitor our risk of loss associated with non-performance by counter-parties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables, which totaled $17.2 million at September 30, 2014 and $17.0 million at December 31, 2013. Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have an interest. We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries, the receivables totaled $9.8 million at September 30, 2014 and $35.2 million at December 31, 2013. We also have credit risk associated with our financially settled crude oil and natural gas swaps. As of September 30, 2014, all of our swaps were with BP Energy Company as the counter-party.
In order to minimize our exposure to credit risk, we request prepayment of costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. In addition, we monitor our exposure to counter-parties on oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We historically have not required our counter-parties to provide collateral to support oil and natural gas sales receivables owed to us.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 15d-15(b) under the Exchange Act, management annually reviews our accounting policies and practices, and as a result of such review, identified it had an ineffective financial reporting process and inconsistent review of certain routine accrual calculations and journal entries. As a result of these material weaknesses (as further discussed below), our Chief Executive Officer / Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014 were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Notwithstanding the material weaknesses further discussed below, our Chief Executive Officer / Chief Financial Officer believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined by Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer / Chief Financial Officer in order to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of the changes within the organization and internal reporting.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our internal controls over financial reporting pursuant to Rule 13a-15(c) under the Securities Exchange Act as of the end of the period covered by the 2013 Form 10-K. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this evaluation, management used the criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with such evaluation, our management identified material weaknesses in our control environment based on the criteria established in the 1992 Internal Control-Integrated Framework issued by the COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

The material weaknesses identified were related to our continued lack of sufficient control over financial accounting and reporting processes, specifically our inconsistent review of certain routine accrual calculations and journal entries, whereas in prior year, the matter related to accounting for non-routine and non-systematic transactions. Significant turnover and reduction in force in late 2013 and early 2014 caused the above-mentioned control deficiencies and resulted in the recording of certain adjustments prior to the issuance of our consolidated financial statements included in the 2013 Form 10-K. Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014.

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

Due to the downsize of operation in third quarter 2014, we continue to re-evaluate our key processes that support our financial function. Our Chief Executive Officer / Chief Financial Officer will continue to seek for opportunities to mitigate our risks.

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

Civil Litigation.

West Delta 32 As of August 14, 2014, several civil lawsuits have been filed as a result of the West Delta 32 Incident. The lawsuits that were filed in Texas have been transferred to the United States District Court for the Eastern District of Louisiana, and all cases have been consolidated for discovery purposes in that Court. The first plaintiff’s case will be tried in either December of 2014 or January of 2015. All civil cases filed as a result of the West Delta 32 Incident are being defended by insurance defense counsel. We believe we have strong defenses and cross-claims and intend to defend ourselves vigorously.

Thomas Andrus, et al As previously reported, six investors in Black Elk Energy, LLC (“BEE”) filed a purported derivative complaint on behalf of BEE in the Supreme Court of the State of New York, County of New York, against the Company, John Hoffman, Iron Island Technologies Inc., and various entities and individuals associated with the Company’s majority unit owner (the “Platinum Defendants”). The lawsuit seeks unspecified damages allegedly arising from (1) the dilution of BEE’s ownership interest in the Company through various financing transactions with the Platinum Defendants and the issuance of membership units under management and employee incentive programs; and (2) the alleged mismanagement of the Company in connection with certain alleged safety violations and the West Delta 32 Incident. We believe there are strong defenses to the claims asserted in the lawsuit, and the Company intends to defend the case vigorously.

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

We had Oral Arguments in the Andrus matter on July 24, 2014. At that time, the judge has asked for additional briefing on the Conflicts of Law issue. We had a conference call with the Court on Friday, September 5, 2014 to set a schedule for the supplemental briefs the Court has requested. Our revised brief was due and submitted on or about September 10, 2014. Oral arguments on the motions to dismiss are scheduled for November 6, 2014.
Grand Isle Shipyard ("GIS") Matters On April 29, 2013, Grand Isle Shipyards, Inc. (“GIS”) sued BEEOO, Enviro Tech Systems, LLC, Wood Group USA, Inc., and Compass Engineering & Consultants, LLC in the United States District Court for the Eastern District of Louisiana for damages it alleged incurred in connection with the West Delta 32 Incident. GIS specifically sought damages for loss of property and equipment, expenses in the form of indemnity and medical benefits paid to or on behalf of its employees, and for unpaid invoices in connection with the work it performed at West Delta 32. Upon motion by BEEOO, however, the court dismissed GIS’ lawsuit and ordered GIS and BEEOO to first attempt to resolve their claims through mediation which took place on November 12, 2013.  Since the mediation was unsuccessful, the Parties have now agreed to enter into binding Arbitration pursuant to and in accordance with the MSA.
Invoice Arbitration - On October 8, 2014, Black Elk submitted to the Arbitrator its initial briefing on all affirmative claims and defenses.  This briefing was drafted and submitted pursuant to an order from the Arbitrator.  GIS ignored this order to some degree and submitted Motions for summary Judgment on that date instead.  GIS asked for summary judgment on all of its claims and confusingly argued that Black Elk is not entitled to summary judgment on its affirmative claims (Black Elk obviously has not sought summary judgment on its affirmative claims).  On October 17, 2014, the parties participated in a telephonic hearing with the Arbitrator regarding the briefing and preexisting motions.  The Arbitrator (1) granted Black Elk the right to conduct an audit pursuant to the MSA between the parties, (2) granted Black Elk limited discovery concerning the use of D&R workers on Black Elk platforms, and (3) stated that he would not be granting any dispositive motions in the case (i.e. GIS’ Motions for Summary Judgment).

The arbitration, currently scheduled for December 1, 2014, has been delayed until the new year.  This was a necessary step as both parties will need to take depositions and aggregate discovery before an arbitration can take place.
Platform Arbitration - The arbitration case for damages to the West Delta 32 Platform is scheduled for hearing before a three-arbitrator panel on May 12, 2015. The arbitration proceeding initiated by Black Elk against Compass Engineering & Consultants, LLC for damages arising from the explosion of the WD-32 Platform has been abated pending resolution of Compass’ separate lawsuit filed in the United States District for the Western District of Louisiana seeking a declaration that it was not subjected to arbitration. We are currently in the process of drafting discovery to GIS concerning D&R Resources, LLC's employees' rates, duties, and training. We will continue to defend ourselves vigorously.

Vistar Oil Texas, LLC Joint Venture On April 16, 2014, Vistar Oil Texas LLC (“Vistar”) filed a petition against Black Elk in Harris County District Court. This suit alleges that Black Elk breached an Acquisition and Participation Agreement and a Joint Operating Agreement between the parties, primarily by failing to provide Vistar with the funds required to bring several wells into operation in Wilson County, Texas. Vistar alleges damages of approximately $6,500,000, certain lease acquisition costs and promissory note payments required to cover liens placed on the wells. Vistar further alleges that Black Elk is in breach by refusing to provide approximately $10,350,000 to Vistar to acquire additional property. This case is in discovery. We believe we have strong potential defenses and have submitted counterclaims, and intend to defend ourselves vigorously.

Arthur Garza III On August 31, 2014, Arthur Garza, former Chief Technical Officer of Black Elk Energy Offshore Operations, LLC, filed suit against Black Elk Energy Offshore Operations for payment of severance under his Employment Agreement. This case is in discovery. We believe we have strong potential defenses and intend to defend ourselves vigorously.

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

Our ability to make payments on the Notes and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations to service the remaining Notes, or that future borrowings will be available to us in an amount sufficient to enable us to make payments on such Notes or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service the Notes, we may be required to:

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
We have doubt on our ability to continue as a going concern.

The Company has a going concern risk. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. As of September 30, 2014, there have been no notices of foreclosures on the Company’s assets. We are currently evaluating our consolidated financial position, results of operations and cash flows. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 6. Exhibits
The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 31.1 and 32.1) with this
Form 10-Q.

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

4.1
Second Supplemental Indenture, dated as of August 19, 2014, by and among Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. as issuers, Black Elk Energy Land Operations, LLC as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed on August 21, 2014).

10.1
Purchase and Sale Agreement by and between Black Elk Energy Offshore Operations, LLC and Renaissance Offshore, LLC, dated July 10, 2014 (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on July 16, 2014).

Exhibit Number	Description

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer / Principal Financial Officer.

*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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

BLACK ELK ENERGY OFFSHORE OPERATIONS, LLC (Registrant)

Date:	November 19, 2014	By:	/s/ Jeffrey Shulse
Jeffrey Shulse
Chief Executive Officer / Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibits 31.1 and 32.1) with this
Form 10-Q.

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

4.1
Second Supplemental Indenture, dated as of August 19, 2014, by and among Black Elk Energy Offshore Operations, LLC and Black Elk Energy Finance Corp. as issuers, Black Elk Energy Land Operations, LLC as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed on August 21, 2014).

10.1
Purchase and Sale Agreement by and between Black Elk Energy Offshore Operations, LLC and Renaissance Offshore, LLC, dated July 10, 2014 (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on July 16, 2014).

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer / Principal Financial Officer.

*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer / Principal Financial Officer.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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